Form 10KSB
period 1995-06-30
ATC II INC /DE/
filed 1996-07-16
CIK 865286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)
   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1995

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ____________________ to _______________________.



Commission file number:  0-19069

                                  ATC II, INC.
                 (Name of Small Business Issuer in Its Charter)

             Delaware                                              75-2395356
(State or Other Jurisdiction of                                 (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

                 6701 Baum Drive, Suit 345, Knoxville, TN 37919
              (Address of Principal Executive Offices) (Zip Code)

                                 (423) 588-1018
                (Issuer's Telephone Number, Including Area Code)


         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $0.01 Par Value
                                 Title of Class

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes __ No XX

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had no revenues for the year ended June 30, 1995.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of July 8, 1996, was $0.00, because the Company's Common Stock was not traded on a stock market or quotation system.

The number of shares outstanding of the issuer's common stock ($0.01 par value), as of July 8, 1996 was 4,996,811.

                       Transitional Small Business Format
                                    Yes    No XX



                                        Total of Sequentially Numbered Pages: 25
                                                       Exhibit Index on Page: 20

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS..............................................3

ITEM 2.   DESCRIPTION OF PROPERTY..............................................6

ITEM 3.   LEGAL PROCEEDINGS....................................................6

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................7

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.............................................................8

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
           OPERATION...........................................................8

ITEM 7.   FINANCIAL STATEMENTS................................................11

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.......................12

                                    PART III

ITEM  9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.................12

ITEM 10.  EXECUTIVE COMPENSATION..............................................13

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS.............................14

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................15

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K....................................18

                  SIGNATURES..................................................19

                  INDEX TO EXHIBITS...........................................20

                                     PART I

- - --------------------------------------------------------------------------------

ITEM 1.           DESCRIPTION OF BUSINESS

- - --------------------------------------------------------------------------------


Business Development

         ATC II, Inc. is a Delaware corporation with corporate headquarters located in Knoxville, Tennessee. Hereinafter, unless the context indicates otherwise, the term "Company" refers to ATC II, Inc., and its predecessors and former subsidiaries. The Company was originally organized as ATC, Inc. on February 7, 1979 under the laws of British Columbia, Canada. The Company was re-domiciled as a Delaware corporation on November 20, 1990. On December 13, 1990, Amertelco, Inc., a Delaware corporation and then the sole owner of the Company merged into the Company. The Company adopted its present name on July 27, 1993 in conjunction with the revival of its charter under Delaware law.

         From July 1984 through June 1992, the Company's primary business was conducted through its former subsidiary, American Telecommunications Corp., a Texas corporation ("American"), which provided long-distance telecommunications management services to the hotel industry. The Company sold American to ComCentral Corp., a Utah corporation ("ComCentral"), on June 18, 1992. ComCentral subsequently filed suit against the Company alleging that the Company breached representations made in connection with the sale, but this suit was dismissed pursuant to a Release and Indemnification Agreement dated December 29, 1994. For more information on the dispute with ComCentral, see "Item 6 - Management's Discussion and Analysis or Plan of Operation."

         From December 1990 to April 1993, the Company, through its subsidiary, Reserve-A-Phone Systems, Inc. ("RAP Systems"), was a participant in Reserve-A-Phone Corporation ("RAP Corporation"), a joint venture providing cellular phone services to the North American operations of Budget Rent-A-Car ("Budget"). RAP Systems owned a 50% interest in RAP Corporation. Due to a dispute between the Company and its joint venture partner, Portable Cellular Communications, Inc., Budget terminated the Portable and Fixed Mount Cellular Telephone Agreement (the "PFMCT Agreement") it had with RAP Corporation. The April 19, 1993 termination of the PFMCT Agreement effectively ceased the business operations of RAP Corporation and RAP Systems. RAP Systems is no longer an operating company and has no tangible value.

         On August 31, 1993, the Company acquired all the outstanding common stock of Carnegie Film Group, Inc. ("Carnegie") for 56,250 shares1 of the Company's common stock, par value $0.001 ("Common Stock"), valued at $1,125,000. On the same day, the Company acquired a promissory note payable by Carnegie in favor of Communications and Entertainment Corporation ("ComEnt") pursuant to a Note Purchase Agreement. The note was in the amount of $3.6 million and was secured by the assets of Carnegie. In exchange for the note, the Company issued 25,000 shares of Common Stock, valued at $500,000, to ComEnt. The Company also issued 3,076,923 shares of 4% Series A Cumulative Convertible Preferred Stock, valued at $2,825,207. The preferred stock was convertible into shares of Common Stock with an initial liquidation preference of $1.30. As part of the Note Purchase Agreement, the Company guaranteed the payment of a separate $350,000 demand note executed by Carnegie in favor of ComEnt Funding Corp. ("ComEnt Funding"), a subsidiary of ComEnt. Subsequently, the Company itself borrowed an additional $150,000, payable on demand, from ComEnt Funding.

         ComEnt filed suit against the Company due to the Company's failure to make payments pursuant to the Note Purchase Agreement on the note it had executed, as well as the note it had guaranteed. The lawsuit was dismissed pursuant to a Settlement Agreement entered by and between the Company, ComEnt, ComEnt Funding and Carnegie on August 15, 1994. Pursuant to the Settlement Agreement, all 3,076,923 shares of Series A Convertible Preferred Stock held by ComEnt were returned to the Company and canceled. As consideration, the Company issued 900,000 shares of a new Series B Convertible Preferred Stock to ComEnt. The new class of preferred stock had a 7% cumulative dividend. The Company also transferred to ComEnt all of the assets then held by Carnegie.

- - --------
(1) Unless otherwise indicated, all amounts of Common Stock referred to in this Form 10-KSB have been adjusted to reflect the 1-for-40 reverse split of the issued and outstanding Common Stock that was effected August 24, 1994. For more information on this stock split, see "Item 5 - Market for Common Equity and Related Shareholder Matters."

         On October 2, 1995, the Company paid ComEnt Funding $20,000 in exchange for the redemption of all Series B Convertible Preferred Stock and in settlement of all claims. This payment extinguished all debts owed to ComEnt and ComEnt Funding, including all accrued dividends on the preferred stock. For more information on the settlement with ComEnt and ComEnt Funding, see "Item 6 - Management's Discussion and Analysis or Plan of Operation." All shares of the Series B Convertible Preferred Stock were ultimately canceled by the Company on July 2, 1996.

         On September 20, 1993, the Company acquired all ownership rights, title and interest in five motion picture films. In exchange, the Company issued 25,000 shares of Common Stock, valued at $930,000, and warrants to purchase an additional 25,000 shares. On November 5, 1993, the Company formed Filmways Entertainment Corporation, a Delaware corporation ("Filmways"), for the purpose of acquiring, producing and marketing feature length films. The Company capitalized Filmways using cash and the five aforementioned films.

         From August 1993 through June 1994, the Company had no active operations of its own. Its two subsidiaries, Carnegie and Filmways, engaged in the distribution of feature length motion pictures. During the 1994 fiscal year, these subsidiaries discontinued all film distribution operations. Effective June 23, 1994, the Company sold any and all rights, title and interest it had in the common stock of Carnegie to National Media Inventory, Inc. ("NMI"), an affiliate of the Company. The Company also executed a $400,000 nonrecourse, convertible promissory note bearing an 8% interest rate in favor of NMI. In exchange, the Company acquired advertising credits in a weekly Spanish language newspaper and a Spanish advertising circular having a total face value of $2.55 million and indoor advertising space in public areas with a face value of $1.35 million. The advertising credits consisted of prepaid advertising coupons that could be used by the Company or sold to third parties. The credits expired worthless if not used by June 23, 1996, and therefore the Company booked the credits at a discount to face value. These advertising credits were subsequently transferred to ComCentral pursuant the Compromise, Release and Indemnification Agreement dated December 29, 1994. The credits were transferred to settle the aforementioned claim ComCentral had asserted against the Company in connection with the Company's sale of American. For more information on this settlement, see "Item 6 - Management's Discussion and Analysis or Plan of Operations."

         Effective September 1, 1994, the Company transferred all of its rights and interests in the stock of Filmways to Xeta Corporation pursuant to the order of the United States District Court for the Northern District of Oklahoma. For more information on this transfer to Xeta, see "Item 3 - Legal Proceedings."

         The Company,  through its  subsidiary,  Thistle  Properties,  Inc.,  an
Illinois corporation ("Thistle"), entered into a Real Estate Sales Agreement dated June 20, 1994 (the "RES Agreement"). Through the RES Agreement, Thistle purchased a manufacturing plant located in Canton, Illinois from The Canton Industrial Corporation, a Nevada corporation ("CIC"). As consideration, the Company agreed to pay CIC $4 million in either cash or Common Stock. The parties later amended the RES Agreement, reducing the purchase price to $825,000 based upon the determination of the Company's independent auditors that the RES Agreement was not an "arms-length" transaction. The Company executed a Real Estate Lien Note (the "Note"), secured by 100% of Thistle's capital stock, in favor of CIC to finance the purchase.

         From June 20, 1994 to May 12, 1995, Thistle owned and managed the manufacturing plant. It leased the plant to commercial tenants and made plans to convert the plant into a film studio or film warehouse. Neither of these activities, however, generated revenues sufficient to meet Thistle's obligations under the Note. On May 4, 1995, Thistle received a Notice of Default from CIC. Thistle subsequently informed CIC that due to Thistle's poor financial position, neither Thistle nor the Company would be able to comply with the terms of the Note. Thistle, with the Company's approval, proposed to forfeit all payments made to CIC and to allow CIC to foreclose on the security (100% of Thistle's capital stock) provided by the Amended RES Agreement in exchange for a mutual release of all claims. Effective May 12, 1995, the Company and Thistle executed a Mutual Release with CIC, through which 100% of the capital stock of Thistle was transferred to CIC.

         Thistle entered into a Textile Purchase Agreement dated June 20, 1994 with Carousel, Inc., a Utah corporation. Pursuant to that Agreement, Thistle purchased commercial textiles in exchange for 57,339 shares of Common Stock and a $650,000 non-recourse promissory note secured by the textiles. These textiles were also transferred to ComCentral in settlement of its suit against the Company and in exchange for ComCentral's assumption of payment obligations on the promissory note. For more information on this settlement, see "Item 6 - Management's Discussion and Analysis or Plan of Operations."

         The Company entered into Exchange Agreements dated June 30, 1994 with Asset Management Trust, San Pedro Securities, Global Market Systems, and David Newren pursuant to which the Company acquired additional prepaid advertising. The Company issued 100,000 shares of Common Stock for advertising due bills, which had a total face value of $625,000. The due bills were also transferred to ComCentral according to the Compromise, Release and Indemnification Agreement. For more information on this settlement, see "Item 6
- - - Management's Discussion and Analysis or Plan of Operations."

         Pursuant to a June 30, 1995 Purchase Agreement with Turner, Turner & Associates, a Washington corporation ("TTA"), the Company acquired the exclusive right to license products produced under U.S. Patents Numbers 5,296,216 and 5,306,509 (the "Patents"). The Patents relate to an oral lavage, the trademark of certain products, and a protocol known as STOMASTAT(TM). In development since 1983, STOMASTAT(TM) is a peroxide and bicarbonate-based solution that cleanses, irrigates, and protects the oral cavity from stomatitis, a process which results in mouth ulcers or canker sores. The Purchase Agreement was rescinded in February 1996 because several conditions of the Purchase Agreement had not been met and both the Company and TTA desired an alternative structure for the purchase. After several months of unsuccessful negotiations, both parties decided to abandon this transaction.

Business of Issuer

         Due to the liquidation of Carnegie and Filmways and the surrender of Thistle to CIC, the Company no longer has any operating subsidiaries. The Company's business is now directed toward finding a suitable merger or acquisition candidate who can provide the Company with the basis for successful operations. On June 13, 1995, the board of directors appointed James L. Thompson as president and a director of the Company. The board further appointed Jack E. Hartgrove as chairman of the board of directors, chief financial officer and director. Mr. Thompson and Mr. Hartgrove were appointed to the board of directors because the Company believed that their respective business experience and contacts would assist the Company in its attempts to acquire a suitable operating subsidiary. Upon the appointments of Mr. Thompson and Mr. Hartgrove, Dr. Gerald Curtis, Bert Martinez, and Tony Geonnotti resigned from their respective positions as the Company's directors and officers. The resigning directors stepped down for personal reasons, without disagreements with the Company or its management at the time of their respective resignations.

         On  January  19,  1996  and in order to help  facilitate  the  Purchase
Agreement with TTA, James Thompson resigned as the Company's president and Richard H. Turner, president of TTA, was appointed as his replacement. On May 6, 1996, Richard Turner resigned as president. Mr. Turner resigned because the Purchase Agreement had been rescinded and the parties mutually decided to abandon all negotiations toward a further agreement. Mr. Turner resigned without any disagreements with the Company or its management. On July 11, 1996, the Company appointed Leslie Carter as president and a director of the Company. For more information on the Company's current board of directors, see "Item 9 - Directors, Executive Officers, Promoters and Control Persons; Compliance with
Section 16(a) of the Exchange Act."

         As of the date of this  filing,  the Company has  identified  potential
merger  and  acquisition  candidates,   however  all  negotiations  are  in  the
preliminary stages and no definitive agreements have been reached.

         To help it find an  appropriate  reorganization  partner,  the  Company employed the services of Canton Financial Services Corporation, a Nevada corporation ("CFS"). CFS introduced the Company to TTA. As a finder's fee, CFS received a quantity of shares that then equaled 19% of the Company's outstanding Common Stock. CFS provides financial consulting services including administrative, accounting, and shareholder relations work. CFS was retained on June 30, 1994 pursuant to a one-year, renewable Consulting Agreement. According to that agreement, CFS receives a $30,000 monthly fee which the Company can pay by issuing restricted common stock to CFS. For purposes of such stock payments, the restricted stock is valued at one half the average bid price over a ten-day period ending on the 14th day of each month. CFS is a subsidiary of the aforementioned CIC. For more information on both CFS and CIC, see "Item 12 - Certain Relationships and Related Transactions."

         The Company has no full time employees. However, pursuant to the consulting agreement with CFS, the Company receives consulting, administrative and other services from CFS as needed. CFS employs approximately 55 full-time employees, many of whiom rendered services to the Company during the fiscal year.



                      [THIS SPACE LEFT INTENTIONALLY BLANK]

- - --------------------------------------------------------------------------------


ITEM 2.           DESCRIPTION OF PROPERTY.

- - --------------------------------------------------------------------------------


         In June 1995, the Company relocated its corporate headquarters from 268 West 400 South, Suite 230, Salt Lake City, Utah, 84101 to 6701 Baum Drive, Suite 345, Knoxville, Tennessee, 37919. This office space is currently being leased by the Company. The Company does not own any property, and does not anticipate the purchase of additional property in the near future.

- - --------------------------------------------------------------------------------


ITEM 3.           LEGAL PROCEEDINGS

- - --------------------------------------------------------------------------------


         The Company knows of no material legal proceedings or material developments in any legal proceedings involving the Company or its subsidiaries, other than those discussed below. However, due to the recent resignations of officers and directors of the Company and the discontinuation of the businesses of some of the Company's subsidiaries, there may be other material legal proceedings pending or threatened against the Company, its subsidiaries or former officers and directors of which the current management is not aware.

         On February 5, 1993, BG Acorn Capital Fund, a trust formed under the laws of the Province of Ontario, Canada (the "Trust"), filed suit in the Supreme Court of British Columbia against the Company and former officers of the Company, Richard L. Liu and Raymond R. Cottrell. The Trust contends that the Company owed it $500,000 plus interest at 10% from December 1990 and sought costs and further relief for the Company's failure to repay indebtedness. The Trust alleged that funds advanced to the Company's subsidiary, American, were for the benefit of, and used by, the Company. The Trust received a judgment against American prior to filing this lawsuit. The Company contends that the court does not have jurisdiction over it and that the money is owed by American, not the Company. This action was set for trial on September 7, 1994, but the Trust did not proceed to trial at that time. Trial could be rescheduled by the Trust.

         On October 6, 1993, The Private Lessons Partnerships, L.P., a California limited partnership ("PLP"), filed suit in the Superior Court of the State of California for the County of Los Angeles against the Company, Filmways, Carnegie, the officers of Filmways and Carnegie, and other defendants. PLP is seeking compensatory damages of $315,000 and punitive damages for an alleged breach of a distribution agreement and fraud. PLP has attached Carnegie's assets in California. The suit results from an alleged breach of a distribution agreement and fraud. The Company is defending the lawsuit on the grounds that it is not liable for the breach, if any, since the agreement was with its subsidiaries.

         On September 18, 1992, Xeta Corporation, an Oklahoma corporation ("Xeta"), filed suit in the United States District Court for the Northern District of Oklahoma, against the Company based on a security agreement. On August 26, 1993, Xeta obtained Summary Judgment against the Company and American in the principal sum of $119,379.42 plus $30,479.72 for attorney's fees and costs. The Company accrued the amount of the judgment as an expense. In December 1993, the Company filed an appeal with the Tenth Circuit Court of Appeals, challenging the Summary Judgment on various procedural issues. The Company was represented by local counsel on September 26, 1994, at oral arguments of such appeal. On October 10, 1994, the Tenth Circuit affirmed Summary Judgment. On July 21, 1994, following several asset hearings and other collections efforts, the Court issued an Order for Judgment Debtor to Appear and Turn Over Assets and Property to the Plaintiff (the "Order"). Pursuant to the Order, the Company transferred all outstanding shares of the capital stock of Filmways to Xeta.

         On March 8, 1995, Xeta filed a related suit in the United States District Court, in the Central District of Utah, case number 95CV-218G. In this suit, Xeta is seeking to recover $116,500 which it contends was fraudulently conveyed by the Company in order to avoid payment on the judgment held by Xeta. Xeta brought suit against The Canton Industrial Corporation ("CIC"), the recipient of the alleged fraudulent conveyance, as well as Richard Surber and Dr. Gerald Curtis, both directors of the Company at the time of the transfer. On April 16, 1996, the Court announced its decision to grant Xeta's Motion for Summary Judgment against CIC, but denied Xeta's motion in regard to Mr. Surber and Dr. Curtis. CIC has appealed the granting of Summary Judgment and that appeal is currently pending. If Xeta ultimately prevails in this litigation, CIC will likely seek indemnification against the Company for the full $116,500.

         On April 26, 1994, Communications and Entertainment Corp. ("ComEnt") and ComEnt Funding Corp., a subsidiary of ComEnt ("ComEnt Funding"), filed suit in the Southern District of New York, case number 94CIV.3589 (RWS). The lawsuit named the Company and Carnegie as defendants, and sought payment of two promissory notes. The first note was a $350,000 demand note dated March 31, 1993 that was payable by Carnegie and guaranteed by the Company. The second note was a $150,000 note dated October 7, 1993 payable by the Company. The law suit was dismissed pursuant to an August 15, 1994 Settlement Agreement entered by and between ComEnt, ComEnt Funding, Carnegie, and the Company. According to the Debt Settlement Agreement, the Company redeemed the Company's Series A Convertible Preferred Stock, then owned exclusively by ComEnt. The Company issued 900,000 shares of a new Series B Convertible Preferred Stock to ComEnt. The Company further transferred to ComEnt all assets then held by Carnegie. The Series B Convertible Preferred Stock was ultimately redeemed pursuant to a cash payment by the Company to ComEnt. For more information on these transactions, see "Item 1 - Description of Business."

         In February 1994, Strategic Growth International, Inc. filed a complaint in the Supreme Court of the State of New York, County of Nassau, against the Company in the amount of approximately $89,000 for an unpaid fee allegedly earned pursuant to a contract for investor relations services. The Company's management has terminated the contract and is attempting to reach a settlement. If a reasonable settlement, in light of the facts and actual services performed, cannot be reached, the Company intends to defend this lawsuit to the extent the Company's resources permit it to do so.

         On December 30, 1994, Krishna Shah, an individual, filed a complaint in the Superior Court for the State of California, County of Los Angeles case number BC119166. The complaint was filed against N. Norman Muller, ComEnt, the Company, Carnegie Film Group, Jerry Minsky, Perry Scheer, Susan Bender, Larry Meyers, Robert E. Hesse and Double Helix Films, Inc. Shah's complaint alleged that the defendants had made false promises to the plaintiff and, through a series of corporate mergers and acquisitions, negligently injured the plaintiff to the extent of $152,000. The suit seeks unspecified compensatory and punitive damages as well as emotional distress damages. Shah has filed a motion seeking a default judgment against the Company, but this motion has yet to be granted. The Company believes that the suit is without merit and intends to respond in the appropriate manner.

         On July 11, 1995, the Company filed a complaint in the State of Utah, Third Judicial District Court against Louis Metzer, an individual resident of a foreign country, civil case number 950904843. On November 1, 1994, Louis Metzer entered into a stock purchase agreement with the Company, wherein Metzer agreed to purchase 250,000 shares of the Company's Common Stock in exchange for $187,500. On the same date, Metzer entered into a written promissory note promising to pay the Company $187,500 plus 6% per annum on or before February 1, 1995. Metzer has defaulted the promissory note and the Company is seeking recovery on said note. Efforts to serve Metzer have been unsuccessful. The Company is currently working to locate Metzer to complete service.

         On July 11, 1995, the Company filed a complaint against Christopher Wells, an individual resident of a foreign country, in the State of Utah, Third Judicial District Court civil case number 950904842. On October 10, 1994, Christopher Wells ("Wells"), entered into a stock purchase agreement with the Company, in which Wells agreed to purchase 1,500,000 shares of the Company's Common Stock. The transaction was secured by a promissory note entered into between both parties on October 10, 1994. Wells has defaulted on the promissory note and the Company seeks to recover on said note. Efforts to serve Wells have been unsuccessful. The Company is currently working to locate Wells to complete service.

- - --------------------------------------------------------------------------------


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- - --------------------------------------------------------------------------------


         The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 1995 and had not submitted any such matters as of July 8, 1996.





                      THIS SPACE LEFT INTENTIONALLY BLANK]

                                     PART II

- - --------------------------------------------------------------------------------


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
- - --------------------------------------------------------------------------------


Market Information

         The common stock of the Company traded over-the-counter on the NASDAQ Stock Market under the symbol "ATCI" until December 22, 1994 when NASDAQ delisted the Company's securities for failure to maintain minimum listing requirements. The Company intends to apply to have its securities traded on the OTC Bulletin Board, and is in the process of making a filing pursuant to Rule 15c2-11 under the Securities Exchange Act of 1934. The table set forth below lists the range of high and low bids for the Company's Common Stock as reported by NASDAQ for each quarter during the Company's fiscal years ended June 30, 1993 and 1994. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. Note that these prices have been adjusted for the 1-for-40 reverse split effective August 24, 1994.

Calendar Year    Quarter                            High               Low

    1993         Third                              $38.80            $12.40
    ----
                 Fourth                             $70               $16.40

    1994         First                              $25.20            $10
    ----
                 Second                             $13.60            $1.20
                 Third                              $ 6.00            $2.40
                 Fourth   (partial period)          $ 3.60            $2.40

    1995         The  Common  Stock was not  quoted on any  stock  exchange  or
    ----         quotation system during 1995, see above.

         On August 16, 1994, the Company's shareholders approved one-for-ten (1:10) and one-for-four (1:4) reverse splits of the Company's common stock (effectively amounting to a one-for-forty (1:40) reverse split), which took effect on August 24, 1994. For more information, see the Company's Form 10-QSB/A for the quarter ending September 30, 1994.

Holders

         As of July 8, 1996, there were 423 stockholders of record holding 4,996,811 of the Company's common shares.

Dividends

         The Company has not declared any cash dividends for the last three fiscal years and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors.

- - --------------------------------------------------------------------------------


ITEM 6.            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

- - --------------------------------------------------------------------------------


General

         The following discussion should be read together with the Company's consolidated financial statements and notes thereto included in this Form 10-KSB.

          From 1984 to 1993, the Company's business was in telecommunications and producing and distributing feature length motion pictures. In June 1992, the Company began to divest its interest in certain unprofitable subsidiaries. Similar divestitures followed in fiscal 1993 and 1994. In fiscal 1994, the Company focused its efforts on discontinuing or winding down unsuccessful operations, resolving existing and potential liabilities and searching for attractive merger or acquisition partners and profitable business opportunities. These efforts, which continued in fiscal 1995, have affected inter-period comparability of the Company's operating results and financial condition.

         On December 29, 1994, the Company and ComCentral Corp., a Utah corporation n/k/a Tianrong Building Material Holdings, Ltd. ("ComCentral"), agreed to a Compromise, Release and Indemnification Agreement. The Agreement settled ComCentral's claim that the Company breached representations it, or its predecessor in interest, allegedly made in a 1992 agreement between the companies whereby the Company sold to ComCentral all of the common stock of American Telecommunications Corp. ("American"). ComCentral claimed that the Company had misrepresented the value of American's assets and existing contracts and asserted damages of $2,533,600. The parties agreed to fully settle these claims with the Company's immediate transfer to ComCentral of textiles valued at $626,500 and media credits valued at $775,000, and a future transfer of $250,000 worth of media credits. ComCentral agreed to assume the payment obligation of a $400,000 promissory note secured by the media credits. ComCentral also assumed the position of payee with respect to a promissory note on the textiles which was initially payable to Carousel, Inc. by Thistle Properties, Inc., a former wholly owned subsidiary of the Company. The Company's current management was unaware of the existence of this potential liability until it was notified by ComCentral in January 1995.

         The reasons behind the Company's decision to settle ComCentral's claims were numerous. First, the Company decided it would be even more difficult for the Company to merge with, or acquire assets from, another entity if the Company was burdened by outstanding claims as large as ComCentral's. Next, the claims were satisfied with textiles and media credits, assets whose value could not have been fully utilized by the Company due to its lack of resources. Additionally, the Company decided that the maintenance of assets as diverse as textiles and media credits would likely complicate merger and acquisition discussions and negotiations. The textiles and media credits were both obtained pursuant to promissory notes requiring regular cash payments, none of which the Company was able to satisfy, and which would have resulted in the holders of the notes reclaiming the assets due to nonpayment. The Company expected to have sufficient funds to meet its obligations with respect to the media credits and textiles, however, proceeds due from Regulation S sales of the Company's securities were not paid when due, and although the Company is pursuing all avenues for collection, there can be no assurances that such monies will be collected. Therefore, in the interest of allowing the Company to remain as attractive as possible to outside entities and to realize some benefit from the textiles and media credits, the Company decided it would be best to resolve the ComCentral claims in exchange for such assets.

         In May 1994, The Canton Industrial Corporation, a Nevada corporation ("CIC"), served Thistle Properties, Inc., then a wholly-owned subsidiary of the Company ("Thistle"), and the Company with a Notice of Default on the Real Estate Lien Note executed between the parties. Thistle and the Company informed CIC that because of Thistle's poor financial position, compliance with the terms of the June 20, 1994 Real Estate Sales Agreement (the "RES Agreement") entered by and between the parties was not possible. Thistle proposed to forfeit all payments previously made under the RES Agreement and to allow CIC to foreclose on the security (100% of the capital stock of Thistle) provided by the RES Agreement in exchange for a mutual release of all claims. Effective May 12, 1995 the Company and Thistle executed a Mutual Release with CIC by which the Company transferred 100% of the capital stock of Thistle to CIC and by which CIC released the Company from all obligations under the RES Agreement.

         Effective September 1, 1994, the Company transferred all of its rights and interests in the stock of its subsidiary, Filmways Entertainment Corporation, to Xeta Corporation pursuant to an order of the United States District Court for the District of Oklahoma. For more information on this transfer, see "Item 3 - Legal Proceedings."

         By the end of the 1994 fiscal year, the Company had disposed of nearly all of its assets in an attempt to extinguish liabilities and restructure operations. The Company's emphasis then shifted toward finding a suitable acquisition or merger candidate. On June 13, 1995, the board of directors appointed James L. Thompson as president and a director of the Company. The board further appointed Jack E. Hartgrove as chairman of the board of directors, chief financial officer and director. Mr. Thompson and Mr. Hartgrove were appointed to the board of directors because the Company believed that their respective business experience and contacts would assist the Company in its attempts to acquire a suitable operating subsidiary. Upon the appointments of Mr. Thompson and Mr. Hartgrove, Dr. Gerald Curtis, Bert Martinez, and Tony Geonnotti resigned from their respective positions as the Company's directors and officers. The resigning directors stepped down for personal reasons, without disagreements with the Company at the time of their respective resignations.

         Effective June 30, 1995, the Company entered into a Purchase Agreement with Turner, Turner & Associates, a Washington corporation ("TTA"), and TTA's shareholders. According to the Purchase Agreement, the Company acquired the rights to United States Patents numbered 5,296,216 and 5,306,509. The patents were developed by TTA and protect STOMASTATTM, a peroxide and bicarbonate-based solution that cleanses, irrigates, and protects the oral cavity from stomatitis, a process which results in mouth ulcers or canker sores. The Company intended to make the production and distribution of STOMASTATTM the focal point of its operations.

         On January 19, 1996 and in order to help facilitate the Purchase Agreement, James Thompson resigned as the Company's president and Richard H. Turner, president of TTA, was appointed as his replacement. The Purchase Agreement, however, was rescinded in February 1996 because many of its conditions had not been met and because all parties involved determined that an alternative structure would be preferable. The Company continued to negotiate with TTA for several months in an attempt to reach a second agreement, but no such agreement was reached. The parties ultimately discontinued all negotiations in May 1996. On May 6, 1996, Richard H. Turner resigned as president and a director of the Company. On July 11, 1996, Leslie Carter was appointed as president and a director of the Company.

         Under new management, the Company is continuing its search for a suitable merger or acquisition partner. As of the date of this filing, the Company has identified potential merger and acquisition candidates, however all negotiations are in the preliminary stages and no definitive agreements have been reached.

Results of Operations

         The Company had no revenue for the fiscal year ended June 30, 1995. The Company attributes the absence of revenue to the discontinuation of the operations of its former subsidiaries.

         Operating expenses for fiscal year ended June 30, 1995 increased by $812,674 over the previous fiscal year ended June 30, 1994. A majority of the expenses for fiscal 1995 are directly or indirectly attributable to the Company's search for new business opportunities and potential merger or acquisition candidates, resolving litigation to which the Company is a party, and settling liabilities. For the fiscal year ended June 30, 1995, the Company incurred expenses totaling $1,499,447 for legal, accounting, consulting and investor relations services related to such efforts. The Company also incurred expenses of $51,703 on the environmental cleanup of the Canton, Illinois manufacturing plant owned by the Company's former subsidiary, Thistle. All liabilities and expenses associated with the property were transferred to CIC when the Company transferred all of Thistle's capital stock to CIC pursuant to the Real Estate Lien Note. Approximately 70% of the operating expenses were paid with the Company's Common Stock. Proceeds from stock issuances in fiscal 1995 and 1994 were $638,461 and $525,000 respectively.

         Loss from operations for the fiscal year ended June 30, 1995 increased by $1,033,559 from the fiscal year ended June 30, 1994. These losses are attributable to the loss of revenue from operations the Company discontinued or wound- down, and to the increased expenses associated with the Company's investigation of new business opportunities and merger or acquisition candidates, ongoing litigation, and settlement of liabilities.

         Interest expense for the fiscal year ended June 30, 1995 was $207,384. The Company made interest-only payments on three notes: a $397,000 note due October 1, 1999 and bearing annual interest at prime plus 4%, but not less than 10%, which was discharged through the May 12, 1995 Mutual Release between the Company and CIC; a $130,000 note bearing 15% annual interest and payable on demand; and a $27,500 note with 8% annual interest which is also payable on demand. The Company made interest-only payments on the following two notes until December 29, 1994: a $400,000 note bearing 8% annual interest which is due June 23, 1996; a $650,000 note due June 20, 1999 that bears 6% annual interest. These two notes were discharged pursuant to the ComCentral settlement. For more information on these interest obligations, see "Item 6 - Management's Discussion and Analysis or Plan of Operation - General."

         During the first quarter of fiscal 1995, the Company sold Itex media credits at a loss. The credits, which had a book value of $250,000, were sold to CIC in exchange for a $187,500 reduction on the Real Estate Lien Note Thistle issued to CIC in conjunction with the Thistle purchase of the Plant. The Company recognized a $62,500 loss on this sale.

         As of June 30, 1995, the Company had a working capital deficit of $703,083 compared with a deficit of $1,349,024 as of June 30, 1994. The Company attributes this improvement in working capital deficit to the discharge of current liabilities through its Mutual Release with Canton and Compromise, Release and Indemnification Agreement with ComCentral.

         Known, expected and potential short term cash requirements include principal and interest on current notes and potential liabilities associated with various legal proceedings. As for the current note payments, the Company intends to use expected proceeds from a private placement of the Company's Common Stock to pay principal and accrued interest. However, the Company cannot make any assurances that it will collect sufficient proceeds or, even if it does collect sufficient proceeds, that it will not use those proceeds for other purposes. As discussed in "Item 5 - Market for Common Equity and Related Stockholder Matters," the NASDAQ Stock Market has delisted the Company's securities for failure to maintain minimum listing requirements. The Company believes that this action may adversely affect its ability to sell securities in order to raise capital and settle liabilities because the NASDAQ listing may have added to the perceived value its Common Stock. If proceeds are not available for full payment, the Company will attempt to reschedule payments. However, the Company cannot assure that it will be able to reschedule payments. Should the Company be unable to do so, the Company's financial condition could be materially affected.

         Litigation costs and potential liability in the BG Acorn Capital Fund and Private Lessons lawsuits could increase the Company's short-term cash requirements. BG Acorn Capital Fund is seeking $500,000, and interest at 10% from March 1990 and court costs. The Private Lessons Partnership, L.P. is seeking $315,000 for an alleged breach of a film distribution agreement.

          The Company has also been threatened with lawsuits for recovery of deposits delivered to its subsidiaries, breach of distribution agreements and nonpayment of debts. For more information on these lawsuits see "Item 3 - Legal Proceedings." If these lawsuits are pursued and judgments are rendered against the Company, the Company will attempt to settle by issuing shares of its Common Stock. Although the Company has had success with this strategy, it cannot give any assurances that it will be able to settle these or other lawsuits in such a manner.

         On October 2, 1995, the Company agreed to pay ComEnt and Robert Hesse, the holders of the Series B Convertible Preferred Stock, $20,000 in exchange for a return of the Series B Convertible Preferred Stock and as a settlement of all claims against the Company. The dividend rate for this class of stock was 3.5% during the first year and 7% thereafter, with the first dividend payment due November 14, 1994. The $20,000 was paid in settlement of all claims the holders may have against the Company, including accrued dividends which equaled $31,500 as of June 30, 1995. All shares of Series B Convertible Preferred stock have been redeemed pursuant to the payment, and consequently the Company's known long-term cash requirements have decreased significantly.

         The Company hopes that it will successfully negotiate and enter a merger or acquisition that will enable it to generate sufficient cash flows to satisfy its cash needs, although no such assurances can be given.

- - --------------------------------------------------------------------------------


ITEM 7.           FINANCIAL STATEMENTS

- - --------------------------------------------------------------------------------


         Please see Pages F-1 through F-15.











                      [THIS SPACE LEFT INTENTIONALLY BLANK]

                          ATC II, INC. AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

                                                                            PAGE
Consolidated Financial Statements (Submitted in response to Part II, Item 8):

Independent Auditor's Report (Year Ended June 30, 1995)                      F-2

Consolidated Balance Sheets - June 30, 1995                                  F-3

Consolidated Statements of Loss - for the Years
Ended June 30, 1995, and 1994                                                F-4

Consolidated Statements of Stockholders' Equity/Deficit - for the
Period from July 1, 1994 through
June 30, 1995                                                                F-5

Consolidated Statements of Cash Flows - for the Years
Ended June 30, 1995, and 1994                                                F-7

Notes to Consolidated Financial Statements                                   F-8

A Partnership of             CROUCH, BIERWOLF & CHISHOLM
Professional Corporations    Certified Public Accountants
Brent E. Crouch, CPA, PC     50 West Broadway, Suite 1130
Nephi J. Bierwolf, CPA, PC   Salt Lake City, Utah 84101
Todd D. Chisholm, CPA, PC
                                                           Office (801) 363-1175
                                                              Fax (801) 363-0615
                                                   Brent's Mobile (801) 599-2725
                                                   Nephi's Mobile (801) 597-9494
                                                    Todd's Mobile (801) 699-2180

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
ATC II, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of ATC II, Inc. and subsidiaries as of June 30, 1995, and the related consolidated statements of loss, stockholders' equity, and cash flows for the years ended June 30, 1994 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ATC II, Inc. and subsidiaries as of June 30, 1995, and the results of their operations and their cash flows for the years ended June 30, 1994 and 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described more fully in Note 5 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition, as described more fully in Note 4 to the consolidated financial statements, the Company has several significant outstanding contingencies. The ultimate outcome of these matters can not presently be determined. Accordingly, no provision for any liability that may result upon the final outcome has been made in the accompanying consolidated financial statements.

/s/ Crouch, Bierwolf & Call
Crouch, Bierwolf & Call
Salt Lake City, Utah
February 8, 1996


         MEMBER AMERICAN INSTITUTE OF CPAS,SEC PRACTIC SECITON,AND UTAH
                              ASSOCIATION OF CPAS


                          ATC II, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet



ASSETS

   Film distribution rights (Note 1)                          $          315,250
                                                                ----------------
Total Assets                                                  $          315,250
                                                                ================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                           $          187,260
   Accrued expenses (Note 1)                                             358,323
   Notes payable - current (Note 2)                                      157,500
                                                                ----------------

Total Current Liabilities                                                703,083
                                                                ----------------

Redeemable Preferred Stock (Note 6)
   Series B Redeemable, Convertible, (7%) Cumulative, Preferred Stock;
    900,000 shares authorized, 900,000 shares issued and outstanding;
    redeemable at $1.00 per share                                        900,000
   Dividends in arrears                                                   31,500
                                                                ----------------

Total Redeemable Preferred Stock                                         931,500
                                                                ----------------

Total Liabilities and Redeemable Preferred Stock                       1,634,583
                                                                ----------------

STOCKHOLDERS' DEFICIT

   Common Stock, $.01 par value;
     20,000,000 shares authorized;
     11,505,481 shares issued and outstanding                            115,055
   Paid-in capital                                                    23,196,172
   Accumulated deficit                                              (24,630,560)
                                                                ----------------

Total Stockholders' Deficit                                          (1,319,333)
                                                                ----------------

Total Stockholders' Deficit and Liabilities                   $          315,250
                                                                ================

   The accompanying notes are an integral part of these financial statements.

                          ATC II, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF LOSS
                       YEARS ENDED JUNE 30, 1995 AND 1994

                                                1995             1994
Sales ....................................          --      $   235,300
Cost of sales ............................          --           14,395
                                             -----------    -----------

Gross profit .............................          --          220,905
                                             -----------    -----------

Operating expenses:
   General and administrative ............     1,126,214      1,011,158
   Depreciation and amortization .........          --           21,634
   Salaries and consulting fees ..........     1,185,898        466,646
                                             -----------    -----------

Total operating expenses .................     2,312,112      1,499,438
                                             -----------    -----------

Loss from operations .....................    (2,312,112)    (1,278,533)
                                             -----------    -----------

Other income (expense):
   Interest income .......................          --           96,003
   Interest expense ......................      (207,384)       (21,030)
   Asset valuation adjustment ............      (486,850)      (276,518)
   Loss in value of investments ..........      (214,779)
   Other income (expense) ................       250,000
                                             -----------    -----------

Total other income (expense) .............      (909,013)        48,455
                                             -----------    -----------

Income (loss) from continuing operations .    (3,221,125)    (1,230,078)
                                             -----------    -----------

Loss from discontinued operations (Note 3)      (582,769)    (4,304,790)
                                             -----------    -----------

Net loss before preferred dividends ......    (3,803,894)    (5,534,868)

Preferred dividends (Note 6) .............        31,500           --
                                             -----------    -----------

Net loss attributable to common stock ....   $(3,835,394)   $(5,534,868)
                                             ===========    ===========

Loss per share (Note 1)
   Loss from continuing operations .......   $     (1.26)   $     (5.15)
   Loss from discontinued operations .....   $     (0.23)   $    (18.02)
                                             -----------    -----------

Loss per share ...........................   $     (1.49)   $    (23.17)
                                             ===========    ===========

Weighted average shares outstanding ......     2,550,446        238,952
                                             ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                                    ATC II, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                      YEAR ENDED JUNE 30, 1995


                                Series A      Series A      Series B      Series B       Common         Common
                               Preferred     Preferred     Preferred     Preferred       Stock         Stock
                                 Shares        Amount        Shares        Amount        Shares         Amount

Balance at June 30, 1994       3,076,923    $  30,769          -         $   -            503,689        5,037

Shares issued for services                                                              9,481,331       94,813

Shares issued for cash                                                                    476,711        4,767

Shares issued for assets                                                                1,043,750       10,438

Conversion of preferred stock (3,076,923)     (30,769)      900,000       900,000

Move redeemable stock
   above equity section


Transferred Thistle to Canton (Note 7)



Net loss for the year
  ended June 30, 1995
                               ----------    ---------    ----------   ----------     ------------  -------------

Balance at June 30, 1995               0   $        0       900,000       900,000      11,505,481   $  115,055
                               ==========    =========    ==========   ==========     ============  =============


                             The accompanying notes are an integral part of these financial statments.
                                                                F-5


                                                   ATC II, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                YEAR ENDED JUNE 30. 1995 (Continued)

                                                                                 Total
                                Paid-In      Accumulated      Valuation       Stockholders'
                                Capital        Deficit        Allowance         Deficit

Balance at June 30, 1994       21,552,719   $(20,795,166)    $ (441,684)         351,675

Shares issued for services        975,366                                      1,070,179

Shares issued for cash            633,694                                        638,461

Shares issued for assets          903,624                                        914,062

Conversion of preferred stock    (869,231)                                             0

Move redeemable stock
 above equity section                                                           (900,000)

Transfered Thistle to Canton (Note 7)                           441,684          441,684


Net loss for the year
 ended June 30, 1995                          (3,835,394)                     (3,835,394)
                              -----------    ------------    -----------    -------------
Balance at June 30, 1995      $23,196,172    (24,630,560)    $        0     $ (1,319,333)
                              ===========    ============    ===========    =============

                             The accompanying notes are an integral part of these financial statments.
                                                                F-6


                          ATC II, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1995 AND 1994

                                                          1995          1994
Cash flow from operations:
     Loss from continuing operations                $  (3,221,125)  $ 1,230,078)
     Adjustment to reconcile loss to net cash
      provided by (uses for) continuing operations:
          Bad debt                                        750,000        14,203
          Depreciation and amortization                                  21,634
          Loss on valuation adj. inventory, receivable    701,629       946,229
          Shares issued for services                    1,070,179       176,000
Change in assets and liabilities net of acquisitions:
          Accounts, notes, and other receiva               40,850       (26,288)
          Prepaid expenses                                 61,086
          Accounts payable                                (68,483)       26,339
          Accrued expenses                               (253,643)      290,760
                                                    --------------  ------------
Cash for continuing operations                           (919,507)      218,799
                                                    --------------  ------------

Gain (loss) from discontinued operations:                (582,769)   (4,304,788)
     Adjustments to reconcile gain (loss) to net cash
      provided by (used for) discontinued operations:
          Disposal of Carnegie subsidiary                             3,605,648
          Disposal of joint venture                                     128,228
          Loss on marketable securities                                 250,000
          Disposal of RAP assets                                        120,506
          Disposal of Thistle and Filmways                830,719
          Depreciation                                     30,847
     Change in assets and liabilities:
          Disposal of RAP liabilities                                   (75,888)
          Deferered gain                                               (372,538)
                                                    --------------  ------------
Cash provided by (used for) discontinued operations       278,797      (648,832)
                                                    --------------  ------------
Cash provided by (used for) operating activities         (640,710)     (430,033)
                                                    --------------  ------------

Cash flow from investing activities
          Purchase of assets                                             (3,018)

Cash flow from financing activities:
          Proceeds from stock issuances                   638,461       525,000
          Proceeds from long-term debt                                   27,500
          Payment on notes payable, related party                      (128,337)
                                                    --------------  ------------
Cash provided by (used for) financing activities          638,461       424,163
                                                    --------------  ------------

Net increase (decrease) in cash                            (2,249)       (8,888)

Cash, beginning of year                                     2,249        11,137
                                                    --------------  ------------

Cash, end of year                                   $           0   $     2,249
                                                    ==============  ============

Supplemental cashflow information:
     Cash paid for interest                         $     207,834   $    40,274

Noncash investing and financing transactions:
     Acquisition of Carnegie with capital stock                       4,460,207
     Purchase of assets with common stock                 914,062       802,100
     Purchase of inventory for common stock and note                    900,000
     Purchase of media due bill for common stock and note             1,235,000
     Purchase of real estate for note                                   694,099

    The accompanying notes are an integral part of these financial statments.
                                       F-7

                          ATC II, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization - ATC II, Inc. (ATC II) was incorporated under the laws of British Columbia, Canada in 1979 under the name ATC, Inc. ATC II was redomiciled as a Delaware corporation on November 20, 1990. Its primary business operating segments have been in telecommunications, entertainment, and real estate. ATC II is actively pursuing opportunities in the aforementioned spheres, as well as any other business opportunity.

         Filmways Entertainment Corporation was incorporated in the State of Delaware on November 5, 1993. Its primary business was the distribution of films in the United States and intentionally. Filmways was awarded to another company in settlement of a lawsuit on September 1, 1994.

         Thistle Properties, Inc. (FKA TAC) was organized in the State of Illinois. ATC II purchased Thistle from Canton Industrial Corporation
         (CIC) to hold commercial rental real estate (see Note 7). Thistle was returned to CIC after Thistle defaulted on a loan on May 12, 1995.

         Principles of Consolidation - The consolidated financial statements for the year ended June 30, 1994 include the accounts of ATC II, Inc. (formerly ATC, Inc.) and its subsidiaries; Filmways Entertainment Corporation (Filmways) (a Delaware corporation) from its inception on November 5, 1993 through September 1, 1994; Thistle Properties, Inc. (Thistle) from the date of acquisition on June 15, 1994 through May 12, 1995; Carnegie Film Group, Inc. (Carnegie) from October 7, 1993 (date of acquisition) through mid June, 1994. Certain assets of Carnegie were transferred to Coment Funding Corporation in settlement of certain litigation (see Note 3); Reserve-A-Phone Systems, Inc. (RAP) a corporation organized under the Canadian Business Corporation Act. RAP was wrapping-up operations during the year.

         The consolidated financial statements as of June 30, 1995 include the accounts of ATC II, Inc. and it subsidiaries, Thistle until May 12, 1995, when Thistle was returned to CIC; and Filmways until September 1, 1994, when Filmways was awarded to another company in settlement of a lawsuit.

         Collectively, these entities are referred to as the Company. See Note 3 for discussion of the disposition of subsidiaries during the year. All significant intercompany transactions and accounts have been eliminated.

         Accounting Method - The Company's financial statements are prepared using the accrual method of accounting.

         Property and Equipment - Depreciation is computed on the straight-line method over the estimated useful lives. Major renewals and betterments are capitalized while expenditures for maintenance and repairs are charged to operations as incurred.

                         ATC II, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Property and equipment are recorded at cost. No depreciation expense was booked for the year ended June 30, 1994 (only amortization expense was recorded) because the assets were placed into service on the last day of the year. Depreciation expense for the year ended June 30, 1995 was included in the "discontinued operations" (see Note 3) and amounted to $30,847.

    Net (Loss) Income per Common Share - The computation of net (loss) income per common share is based on the weighted average number of common shares outstanding during the period. Employee stock options and stock purchase warrants are not included because their effect is immaterial. In August of 1994 the Company authorized a 1-for-40 reverse split of its outstanding common stock. All share and per share information in these financial statements and notes have been retroactively restated to reflect this reverse split.

    Income Taxes - The Company and its subsidiaries file separate tax returns. The Company adopted Statement of Financial Accounting Standards No, 109 "Accounting for Income Taxes" in the fiscal year ended June 30, 1994 and has applied the provisions of the statement on a retroactive basis to the fiscal year ended June 30, 1993 which resulted in no significant adjustments.

    Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognized (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

    Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at June 30, 1994 and 1995, accordingly, no deferred tax liabilities or assets have been recognized have been recognized for temporary differences as of June 30, 1994 and 1995.

    The Company had cumulative net operating loss carryforwards of over $5,000,000 at June 30, 1994, and 1995. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards have been offset by valuation reserves of the same amount.

    Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchases to be cash equivalents.

                         ATC II, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

    Accrued Expenses - Accrued expenses include $64,685 in accrued interest expense, $149, 859 to settle a judgement against the Company from a previous lawsuit, $113,779 in accrued attorneys fees, and $30,000 for consulting fees.

    Film Distribution Rights - On September 20, 1993 the Company entered into an agreement to acquire all ownership rights, title and interest in (subject to existing distribution agreements) five motion picture films for 25,000 shares of common stock valued at $0.02 per share (average price during period of negotiation and sale). The film distribution rights will be amortized over five years using the straight line method beginning in the year the films are placed into service. At June 30, 1995 the film rights were written-down by $486,850 to reflect the current market price as established by a film distribution company.

    Intangible assets - Film Distribution Rights will be amortized using the straight line method over the 60 month period they are expected to benefit. At June 30, 1995 the film rights were written-down by $486,850 to reflect the current market price as established by a film distribution company.

    Method of determining uncollectability of receivables - Aged receivables in excess of 90 days are reviewed on an individual basis to determine the collectibility of such account. An allowance is created for the estimated uncollectible accounts. When all efforts to collect an account have failed, the receivable is cleared to the allowance account. If the write off exceeds the allowance account it is cleared to bad debt expense. At June 30, 1995 all of the receivables were written off as uncollectible.

NOTE 2 - NOTES PAYABLE

    At June 30, 1995 notes payable consist of the following:

         Other Notes Payable:

    Various notes payable on demand or are currently due totaling $130,000 at an interest rate of 15% per annum.

    Note payable due on demand for $27,500 at 8% per annum.

    Accrued interest on the above notes at June 30, 1995 was $64,685.

NOTE 3 - DISCONTINUED OPERATIONS

    Reserve-A-Phone Systems, Inc. (RAP) RAP had no income during the year ended June 30, 1994. Expenses associated with the winding up of operation, and legal expenses incurred in regard to RAP were written-off to discontinued operations in the amount of $44,618. During the year ended June 30, 1995, the Company also settled a dispute relating to a prior contract by issuing assets resulting in a loss of $601,500.

                         ATC II, INC. AND SUBSIDISARIES
                   Notes to Consolidated Financial Statements

NOTE 3 - DISCONTINUED OPERATIONS (Continued)

    Carnegie Film Group, Inc. (Carnegie) On October 7, 1993, the Company acquired all of the outstanding stock of Carnegie for 56,250 share of ATC II common stock. Simultaneously, the Company acquired from Communications and Entertainment Corp. (ComEnt), an entity related to Carnegie, a Promissory Note Receivable in the principal amount of $3,600,000 plus accrued interest and collection costs of $394,918. As consideration for the purchase, the Company issued 25,000 shares of common stock, and 3,076,923 shares of 4% cumulative convertible preferred stock. The preferred stock is convertible into 3,076,923 shares of ATC II common stock with an initial liquidation preference of $1.30 per share. The Company ceased operations of Carnegie in June 1994. Subsequently, the Company transferred substantially all its rights in the assets of Carnegie to ComEnt pursuant to a settlement agreement with ComEnt. Accordingly, the note receivable of $3,325,207 was written off to discontinued operations along with the investment of $1,134,858 and debt relief of $(199,893).

    Thistle Properties, Inc. (Thistle) On May 4, 1995 Thistle received a Notice of Default from Canton Industrial Corporation (Canton or CIC), on the Real Estate Lien Note attached to property (See Note 7). The Company subsequently allowed Canton to foreclose on the security (100% of Thistle's capital stock) in exchange for a mutual release of all claims. The loss of $42,166 recorded on the books of Thistle is recorded as a loss from discontinued operations.

    Filmways Entertainment Corporation (Filmways) Effective September 1, 1994 the Company transferred all of its rights and interests in the stock of Filmways to Xeta Corporation pursuant to the order of the United States District Court for the Northern District of Oklahoma. The accounts of Filmways were written-off to discontinued operations resulting in a gain of $45,883.

NOTE 4 - LITIGATION

    The Company is a litigant in several law suits resulting from the poor financial condition of the Company and its prior subsidiaries. The Company received a summary judgement against it in the amount of $149,859. This amount has not yet been paid. However, the Company has recorded this expense during 1994, and the liability is recorded as an accrued expense for the years ended June 30, 1994 and 1995.

    The potential exposure from other litigation at June 30, 1995 is $904,000 plus punitive damages and interest. The actual amount of possible loss can not be estimated at this time. Management believes that the outcome of any of the actions against the Company may have a material impact on its financial position and results of operations. The financial statements have not been adjusted to reflect the outcome of these contingencies.

    On July 21, 1994 following several asset hearings and other collection efforts, the Untied States District Court of the Northern District of Oklahoma issued and Order for Judgment Debtor to Appear and Turn over Assets and Property to the Plaintiff (the Order). The Order required the Company to turn over and relinquish possession to the Plaintiff all the assets of Carnegie and Filmways and all documents relating to accounts receivables of Carnegie and Filmways.

                          ATC II, INC. AND SUBSIDARIES
                   Notes to Consolidated Financial Statements

NOTE 4 - LITIGATION (Continued)

    The Company did not turn over the Weintraub Library as part of its required compliance with the Order because the library was outside the scope of the Order. The library had previously been transferred to another wholly owned subsidiary, Thistle Properties, Inc. Thistle subsequently transferred the Weintraub Library to ATC II prior to receiving the default notice from Canton (See Note 3).

    On August 15, 1994 the Company entered into a Settlement Agreement with the holder of the 3,076,923 shares of Series A Convertible Preferred Stock in which, among other things, the Series A Convertible Preferred Stock was exchanged for 900,000 shares of Series B Convertible Preferred Stock. The Series B Preferred Stock is convertible, share for share into Common Stock at the holders' option. The Preferred Stock pays a 7% cumulative dividend and will be redeemed for $1 per share if not converted after five years from the date of issuance.

NOTE 5 - GOING CONCERN

    The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements the Company has incurred substantial operating losses in recent years and as of June 30, 1995 has no current assets to pay the current liabilities. These factors raise substantial doubt about the Company's ability to continue as a going concern.

    The Company's continued existence is dependent on its ability to obtain additional debt or equity financing or finding suitable business opportunities to provide profitable operations. Management's plans are to seek merger and acquisition candidates that will provide profitable operations.

    The consolidated financial statements do not include any adjustments that might be necessary if the Company is not able to continue as a going concern.

NOTE 6 - STOCKHOLDERS' EQUITY

    Preferred Stock. On October 2, 1990 shareholder approval was obtained for the creation of 5,000,000 shares of Class "A" Preferred shares with a par value of $0.01, 4% cumulative convertible preferred stock. At June 30, 1994 3,076,923 share were issued and outstanding which are convertible into 3,076,923 shares of ATC II common stock with an initial liquidation preference of $1.30. The preferred stock was issued for the purchase of a note from ComEnt (see Note 3).

    On August 15, 1994 the Company entered into a Settlement Agreement with the holder of the 3,076,923 shares of Series A Convertible Preferred Stock in which, among other things, the Series A Convertible Preferred Stock was exchanged for 900,000 shares of Series B Redeemable Convertible Preferred Stock. The Series B Preferred Stock is convertible, share for share into Common Stock at the holders' option. The Preferred Stock pays a 7% cumulative dividend (3.5% in the first year) and will be redeemed for $1 per share if not converted after five years from the date of issuance. If the Company fails to pay dividends for six consecutive quarters, it must redeem outstanding shares upon demand of the holders at $1.00 per share. At June 30, 1995 the Company is in arrears for four quarters, or $31,500. Since the stock is redeemable at a fixed price on a fixed date, it is classified as a liability for financial statement presentation purposes.

                         ATC II, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 6 - STOCKHOLDERS' EQUITY (Continued)

    Private placement. In July, 1992 the Company sold 9,375 shares of common stock through a private placement for $590,235, which was used to acquire cellular phone equipment for RAP and for working capital.

    On September 1, 1992 ATC II reached an agreement with certain note holders to settle claims aggregating $583,481 by issuing 4,118 shares of ATC stock.

    In March, 1993 the Company acquired an additional .9% of RAP stock by issuing 138 shares of ATC II stock. Also, the Company settled a dispute with the RAP former president for 2,332 shares of ATC stock.

    During 1993, 7,446 shares of ATC II stock were issued to four former officers and directors of the Company as compensation for services performed or in satisfaction of amounts owed. In addition, warrants were also issued (see Options and Warrants below).

    On October 7, 1993 the Company issued 56,250 shares of common stock for the purchase of all outstanding stock of Carnegie (see Note 3). The shares were valued at $1,125,000.

    In connection with the acquisition of Carnegie the Company issued 25,000 shares of common stock and preferred stock (see above) for the acquisition of a note receivable from ComEnt. The common stock was valued at $500,000.

    On September 20, 1993 the Company issued 25,000 share of common stock for the purchase of 5 motion picture films valued at $802,100 (see Note 1).

    On December 1, 1993 the Company raised $500,000 in cash from a Regulation S offering of 25,000 shares of common stock. In December 1993, April 1994, and June 1994 the Company issued 48,375 shares for various consulting services valued at $176,000.

    In April 1994 the Company issued 21,875 shares to an investor for $25,000 cash.

    In June 1994 the Company entered into an agreement with a corporation to purchase textiles for 57,339 shares of common stock and a note for $650,000. The shares were valued at $250,000. The inventory was later written down to market of $626,500.

    Effective June 30, 1994, the Company issued 100,000 shares of common stock for the purchase of 4.5 million face value media "Due Bills." The stock was valued at $625,000.

    In August 1994 the Company authorized a 1 for 40 reverse stock split. All per-share information in these financial statement and notes have been retroactively restated to reflect the reverse split.

    During the year ended June 30, 1995 the Company issued 9,481,331 shares of common stock to various consultants and officers of the Company for services rendered valued at $1,070,179.

    During the year ended June 30, 1995 the Company issued 476,711 shares of common stock for cash in the amount of $638,461.

    During the year ended June 30, 1995 the Company issued 1,043,750 shares of common stock for assets (primarily stock in other companies) valued at $914,062. It was later determined that the stock received was worthless and was therefore written off.

    At June 30, 1995 the Company had issued 2,668,152 shares of common stock to an escrow agent to hold pending an agreement regarding business opportunity. At the date of this report, no agreement had been finalized.

    Options.

    In March, 1990, the Company authorized an Employee Incentive Stock Option Plan permitting the issuance of options to purchase up to 5,833 shares of the Company's common stock. In addition, the Board of Directors approved the issuance to non-employee directors of up to 1,333 shares of the Company's common stock. The options are to be issued at market value at the time of the grant. At June 30, 1995 options to purchases 46,417 shares of common stock at an exercise price between $30.00 and $72.00 were outstanding.

    Warrants.

    The Company, form time to time, grants warrants at exercise prices equal to or above market price in consideration of loans to the Company, settlement of lawsuits, forgiveness of debt, or purchases of assets. At June 30, 1995 warrants to purchase 39,293 shares of common stock at an exercise price between $40.00 and $122.80 were outstanding.

NOTE 7 - RELATED PARTY TRANSACTIONS

    Property purchase. Effective June 30, 1994 the Company purchased property located in Canton, Ill. from Canton Industrial Corporation (Canton or CIC). The Company also purchased is wholly owned subsidiary, Thistle, from CIC to hold the property. CIC was hired by the Company to act as a consultant. The Company also entered into a consulting agreement with Canton Financial Services, Inc. (CFS) (a wholly owned subsidiary of CIC) in which CFS provides general business consulting and administrative services. The purchase price of the property was recorded at predecessor cost as follows:

                         ATC II, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

NOTE 7 - RELATED PARTY TRANSACTIONS (Continued)

Short-term note payable .................................           $   428,000
Long-term debt ..........................................               397,000
Assume EPA Liability ....................................               160,000
Property tax payable ....................................               150,783
                                                                    -----------
  Total .................................................             1,135,783
Net predecessor cost of property ........................              (694,099)
                                                                    -----------
Valuation allowance .....................................            $   441684
                                                                    ===========

    During the year ended June 30, 1995, the Company paid $60,000 in cash applied to the principal of the short-term note, $118,000 in interest payments, and issued $250,000 of media due bills in partial satisfaction of the short-term note. Effective May 12, 1995 the Company allowed Canton to foreclose on the security (100% of Thistle capital stock) because Thistle was in default on the loan to Canton. The loss on this property was recorded in discontinued operations.

    Consulting agreement. The Company has entered into a consultingagreement with Canton Financial Services, Inc. (CFS) in which CFS provides general business consulting and administrative services. The agreement is dated April 29, 1994. The Company will pay CFS $30,000 per month in cash of in shares of restricted stock of ATC II at the rate of one half (1/2) the average bid price over a ten day period ending the 14th of the month.

NOTE 8 - SUBSEQUENT EVENTS

    On October 2, 1995 the Company purchased the Series B Convertible Preferred Stock for $20,000.

- - --------------------------------------------------------------------------------


ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

- - --------------------------------------------------------------------------------


         On October 12, 1994, the Company's principal accountants, Swalm & Associates, were dismissed. Swalm's report on the Company's financial statements for the year ended June 30, 1993 did not contain an adverse opinion or disclaimer of opinion nor was it modified as to uncertainty, audit scope or accounting principles. Swalm's report contained an explanatory paragraph that there was "substantial doubt about [the Company's] ability to continue as a going concern." The Company's board of directors approved this dismissal. There have been no disagreements with Swalm on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures. However, Swalm did advise the Company that, as of the date of its dismissal, general ledger and accounting records for Carnegie and Filmways were in the possession of third parties and not available to the Company. Swalm also advised the Company that the unavailability of such information was a scope limitation that would possibly have resulted in an other than an unqualified opinion. Subsequent to Swalm's dismissal, the Company obtained the requisite general ledger and accounting records for Carnegie and Filmways. The Company has since retained the accounting firm of Crouch, Bierwolf and Call as its principal accountants.

                                    PART III

- - --------------------------------------------------------------------------------

ITEM 9:           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

- - --------------------------------------------------------------------------------


Directors and Executive Officers


Name                             Age          Title(s)
Leslie Carter                    39           President and Director
James L. Thompson                42           Director
Jack E. Hartgrove                59           Chief Financial Officer, Secretary
                                              and Director

          Leslie Carter. Ms. Carter was appointed as president and director of the Company on July 11, 1996. Over the past five years, Ms. Carter has been a director and advisory board member for Am-Russ, Inc. and Southern Institutional Management Corporation, both of which are private corporations involved in both computer and automobile sales operations. In these capacities, Ms. Carter has been responsible for long-term strategic planning and management. Ms. Carter is also currently a dental hygenist, and previously spent several years working a nurse.

          James L. Thompson.  Since 1986,  Mr.  Thompson has been the manager of
Power System Services with Electroteck Concepts, Inc. His responsibilities include the development of new technology to solve classic utility problems. He received an M.B.A. in management and finance and a B.A. in electrical engineering from the University of Tennessee in Knoxville, Tennessee. Mr. Thompson served as president of the Company from June 13, 1995 until January 19, 1996 when he resigned for personal reasons and with no disagreements or objections with the Company or its management.

          Jack E. Hartgrove. Mr. Hartgrove was appointed as secretary, chief financial officer and a director of the Company on June 13, 1995. Mr. Hartgrove is a founder and has served as President of Southern Bankers Life Insurance Company since 1974. He is also the founder of Financial Systems, Inc., a sister company to Southern Bankers, which sells computers and software used to facilitate the acquisition of credit insurance accounts in the automotive industry. Mr. Hartgrove is a major stockholder and member of the board of directors of many state and national banks in the South.

Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of the forms furnished to the Company since April 29, 1996, the Company is not aware of any person, who at any time during the fiscal year ended June 30, 1995 was a director, officer, or beneficial owner of more than ten percent of the Company's Common Stock and failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act with respect to that fiscal year, other than the following: Mr. James Thompson failed to file Form 3 for his appointment as the Company's president and a director.

- - --------------------------------------------------------------------------------


ITEM 10.          EXECUTIVE COMPENSATION

- - --------------------------------------------------------------------------------


Executive Compensation

         No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the 1995 fiscal year.

         The following table provides summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of: Robert Lapsley, the Company's president and chief executive officer from January 1992 to April 1994; John Larry Adams, the Company's president from April 1994 to May 1994; Dr. Gerald Curtis, the Company's president from May 1994 to June 1995; James L. Thompson, the Company's president from June 1995 to January 1996; and Leslie Carter, the Company's current president.

                                            SUMMARY COMPENSATION TABLE

                                                 Annual Compensation                           Awards          Payouts
                                                                           Restricted        Securities                       Other
                                                       Other Annual           Stock          Underlying          LTIP        Compen-
      Name &          Year      Salary     Bonus($)    Compensation       Award(s) ($)     Options/SARs(#)     Payouts       sation
     Position
Lelie Carter          1996        0           0               0                 0                 0               0             0
Current
President
James
Thompson              1996        0           0               0                 0                 0               0             0
Former President      1995        0           0               0                 0                 0               0             0
Gerald Curtis         1995        0           0               0              47,5311              0               0             0
Former CEO            1994        0           0               0              9,3752               0               0             0
John L. Adams         1994        0           0               0                 0                 0               0             0
Former CEO
Robert Lapsley        1994      22,500        0             36,000              0                 0               0             0
Former CEO            1993      20,000        0               0                 0              50,000             0             0

- - --------------------------------------------------

1 Gerald Curtis received shares of restricted Common Stock for services rendered during fiscal 1995. The value above is the product of the closing market price of unrestricted stock on the date of grant and the number of restricted shares issued (57,629) net of consideration paid by Gerald Curtis. Dividends declared by the Company on its Common Stock, if any, would also be applicable to those shares.

2 Gerald Curtis received shares of restricted Common Stock for services rendered during fiscal 1994. The value above is the product of the closing market price of unrestricted stock on the date of grant and the number of restricted shares issued (2,500) net of consideration paid by Gerald Curtis. Dividends declared by the Company on its Common Stock, if any, would also be applicable to those shares.

Director Compensation

         Directors may receive a fixed fee or reimbursement of expenses for attendance at meetings of the directors. Directors are not precluded from serving in any other capacity as an officer, agent, employee, or otherwise, and receiving compensation therefor. No director received any cash compensation for services as a director in the fiscal year ended June 30, 1995.

- - --------------------------------------------------------------------------------


ITEM 11.          SECURITY OWNERSHIP OF BENEFICIAL OWNERS

- - --------------------------------------------------------------------------------


         The following table sets forth certain information concerning the Company's stock ownership as of July 8, 1996 with respect to: (i) each person who is known to the Company to be the beneficial owner of more than 5 percent of the Company's common stock; (ii) all directors; (iii) each of the executive officers; and (iv) directors and executive officers of the Company as a group:

                                      Name and Address                     Amount and Nature of
   Title of Class                   of Beneficial Owner                    Beneficial Ownership       Percent of Class
Common Stock                         Am-Russ CTV, Inc.                          1,000,000                   19.9%
$0.01 par value                  6701 Baum Drive, Suite 345
                                 Knoxville, Tennessee 37919
Common Stock               Canton Financial Services Corporation                 945,663                    19.4%
$0.01 par value                268 West 400 South, Suite 300
                                 Salt Lake City, Utah 84101
Common Stock               Jack E. Hartgrove, Director and Chief               1,000,000(1)                 19.9%
$0.01 par value                      Financial Officer
                                 6701 Baum Drive, Suite 345
                                 Knoxville, Tennessee 37919
Common Stock                    James L. Thompson, Director                    1,000,000(1)                 19.9%
$0.01 par value                  6701 Baum Drive, Suite 345
                                 Knoxville, Tennessee 37919
Common Stock               Leslie Carter, Director and President               1,000,000(1)                 19.9%
$0.01 par value                  6701 Baum Drive, Suite 345
                                 Knoxville, Tennessee 37919
Common Stock                 Directors and Officers as a Group                 1,000,000(1)                 19.9%
$0.01 par value

- - --------------------------------------------------

(1) Jack Hartgrove, James Thompson and Leslie Carter, all directors of the Company, are also directors and shareholders of Am Russ CTV, Inc. Accordingly, each exercises indirect beneficial control over the 1,000,000 shares owned by Am-Russ. For purposes of determining the shares held by all directors as a group, however, these 1,000,000 shares were only counted once.

Change of Control

          The Company underwent a change of control on June 13, 1995 when Dr. Gerald Curtis, the Company's president and a director, Anthony Geonnotti, the Company's vice president and a director, and Bert Martinez, a vice president and a director, appointed Jack E. Hartgrove and James L. Thompson to serve as directors of the Company. Dr. Curtis, Mr. Geonnotti and Mr. Martinez then resigned from their respective positions as officers of the Company and then, acting in their capacity as directors, appointed James L. Thompson to serve as president and Jack E. Hartgrove to serve as chief financial officer and secretary of the Company. Subsequent to such appointments, Dr. Curtis, Mr. Geonnotti and Mr. Martinez resigned their positions as directors of the Company on June 13, 1995. Neither Dr. Curtis, Mr. Geonnotti nor Mr. Martinez had any disagreements with the Company at the time of their respective resignations.

         On January 19, 1996, James Thompson resigned as the Company's president and Richard H. Turner was appointed as president and a director. Mr. Thompson had no disagreements with the Company at the time of his resignation. Mr. Turner was appointed as president to help facilitate a June 30, 1995 Purchase Agreement the Company had signed with Mr. Turner and Turner, Turner & Associates, a Washington corporation. The Purchase Agreement was later rescinded, and after several months of negotiations, the parties terminated all negotiations toward a further agreement. On May 6, 1996, Richard Turner resigned as the Company's President. Mr. Turner had no disagreements with the Company at the time of his resignation. On July 11, 1996, Leslie Carter was appointed as the Company's president and director.

         The Company knows of no other arrangements which may result in a further change of control in the Company.

- - --------------------------------------------------------------------------------


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

- - --------------------------------------------------------------------------------


Proposed Transactions with Turner, Turner & Associates

         During the past year, the Company has been engaged in negotiations with Turner, Turner & Associates, a Washington corporation ("TTA"). The purpose of these negotiations was the transfer from TTA to the Company of certain rights in
U. S. Patents Numbers 5,296,216 and 5,306,509 (the "Patents"). TTA developed the Patents, which relate to an oral lavage, a trademark of certain products, and a protocol known as STOMASTATTM. In furtherance of the proposed transaction, the Company appointed Jack E. Hartgrove, and James L. Thompson as directors in June 1995. Hartgrove and Thompson helped introduce the Company to TTA, and were issued shares of Common Stock which were held in escrow in exchange for their services rendered in arranging an agreement between the parties.

         On June 30, 1995, the Company signed a Purchase Agreement with TTA. According to the Purchase Agreement, the Company acquired all rights and interests in the Patents in exchange for $10 Million to be paid in cash and Common Stock. To facilitate the transfer of the Patents, Richard Turner, chairman of TTA, was appointed as the Company's president and one its directors on January 19, 1996. The appointment of Turner was based on the controlling interest in the Company he was to receive as consideration for his transfer of all rights to the Patents. The Purchase Agreement, however, was subsequently rescinded in February 1996 because many of its conditions had not been met and because both parties determined an alternative structure would be optimal. The Company continued to negotiate with TTA in an attempt to acquire the Patents.

         On May 5, 1996, the Company ceased all negotiations with TTA because the parties had not made any progress toward reaching a second agreement. Effective May 6, 1996, Richard Turner resigned as the Company's president. Jack Hartgrove and James Thompson have remained as directors and are currently seeking other merger or acquisition targets on behalf of the Company.

         Richard Turner is deemed to have had a material interest in the proposed transaction between the Company and TTA because of his positions as president with of the Company and Chairman of TTA during the aforementioned negotiations. Jack Hartgrove and James Thompson may also be deemed to have had a material interest in the proposed transaction because they were both entitled to receive shares of the Company's Common Stock once an agreement was reached with TTA. For more information on the proposed transaction with TTA, see "Item 1 - Description of Business."

Transactions with The Canton Industrial Corporation

          On August 23, 1994, Thistle Properties, an Illinois corporation and subsidiary of the Company ("Thistle"), entered into a Real Estate Sales Agreement (the "RES Agreement") with The Canton Industrial Corporation ("CIC"). Pursuant to the RES Agreement, Thistle acquired a manufacturing plant located in Canton, Illinois from CIC in exchange for $4,000,000 in cash or the Company's Common Stock and the assumption by Thistle of liabilities related to the plant. Thistle and CIC later amended the RES Agreement by lowering the purchase price to $850,000 based on the determination of the Company's independent auditors that the RES Agreement was not an "arms-length" transaction because the Company was receiving consulting services from Canton Financial Services Corporation ("CFS"), a Nevada Corporation and subsidiary of CIC.

          On May 4, 1995, Thistle received a Notice of Default from CIC. The Company and Thistle subsequently informed CIC that due to Thistle's poor financial position, neither entity would be able to comply with the terms of the Note. Thistle, with the Company's approval, proposed to forfeit all payments made to CIC and to allow CIC to foreclose on the security (100% Thistle's capital stock) provided by the amended RES Agreement in exchange for a mutual release of all claims. Effective May 12, 1995, the Company and Thistle executed a Mutual Release with CIC, through which 100% of the capital stock of Thistle was transferred to CIC.

          The transactions by and between the Company, Thistle, and CIC may be considered to be interested transactions because CFS, who was acting as a financial consultant to the Company, was a subsidiary of CIC and therefore had an indirect financial interest in these transactions. Moreover, Richard Surber, who was a director of the Company when these transactions occurred, was also the president and a director of CIC. The Company estimates the amount of this interest to be $441,684 which is the difference between the amended purchase price and CIC's book value of the plant net of depreciation ($694,099), plus the amount of liabilities Thistle assumed in connection with the purchase ($310,783). For more information about these transactions, see "Item 1 - Description of Business."

Transactions with National Media Inventory, Inc.

          Effective  June  23,  1994,  the  Company  entered  into  an  Exchange
Agreement with National Media Inventory, Inc. ("NMI"). Pursuant to the Agreement, the Company transferred all of its rights, title, and interest in Carnegie Film Group to NMI and executed a $400,000 nonrecourse, convertible promissory note in favor of NMI. In return, the Company acquired advertising due bills in a weekly Spanish newspaper and advertising circular, as well as indoor advertising space in public areas. These media credits had an aggregate face value of $3,900,000.

         Bert Martinez, who was the Company's secretary and a director when this transaction occurred, was simultaneously an officer, director, and sole shareholder of NMI. Based on his status as an officer and director of both entities, Mr. Martinez had a material personal interest in the transaction. Because Carnegie had negative equity and was subject to competing claims at the time of the transaction, the Company has valued Mr. Martinez's interest in the Exchange Agreement at $400,000, the face amount of the promissory note.

          Mr. Martinez received additional compensation for his services rendered in the acquisition of the media credits. Pursuant to an August 15, 1994 Consulting Agreement, the Company issued 33,000 shares of Common Stock to Mr. Martinez. Based on the closing market price for the Common Stock on August 15, 1994, the Company believes his interest in the consulting agreement to be $82,500.

Transactions with Communications and Entertainment Corp.

         On October 7, 1993, the Company acquired a promissory note from Communications and Entertainment Corporation ("ComEnt") pursuant to a Note Purchase Agreement. The negotiable promissory note was payable to ComEnt, the holder, by Carnegie Film Group, Inc., then the Company's subsidiary. The note was in the amount of $3.6 million and was secured by the assets of Carnegie. In exchange for the note, the Company issued 25,000 shares of the Company's common stock, valued at $500,000, to ComEnt. The Company also issued 3,076,923 shares of 4% Series A Cumulative Convertible Preferred Stock, valued at $2,825,207. Finally, the Company guaranteed a $350,000 promissory note owed by Carnegie to ComEnt Funding, Corp., a subsidiary of ComEnt.

         On April 26, 1994, ComEnt Funding Corp. filed suit against the Company for payment of the note guaranteed by the Company as well as a separate note payable to ComEnt Funding. The lawsuit was dismissed pursuant to an August 15, 1994 Settlement Agreement entered by and between the Company, Carnegie, ComEnt, ComEnt Funding, and certain named individuals. According to the Settlement Agreement, all 3,076,923 shares of Series A preferred stock were redeemed by the Company. The Company then issued 900,000 shares of Series B convertible preferred stock. The Company also transferred to ComEnt all assets then held by Carnegie. Pursuant to an October 2, 1995 agreement, all shares of the Series B convertible preferred stock were redeemed in exchange for a cash payment of $20,000. This payment was made in settlement of all claims held against the Company by ComEnt and ComEnt Funding, including dividends accrued on the preferred stock.

         By virtue of the 25,000 shares of common stock that was transferred to ComEnt pursuant to the August 31, 1993 Note Purchase Agreement, the Company believes ComEnt was the beneficial owner of more than 5% of the Company's voting securities at the time of these transactions. Thus, ComEnt may be deemed to have had a material beneficial interest in all the transactions entered between the Company, ComEnt and ComEnt Funding. For more information on the Note

Purchase Agreement, the law suit or the Settlement Agreement, see "Item 1 - Description of Business" and "Item 3 - Legal Proceedings."

Transactions with Christopher Wells

         On October 1, 1994, the Company entered into a Consulting Agreement with Christopher Wells, an individual residing in France ("Wells"). Pursuant to this agreement, the Company retained Wells to introduce the Company to business opportunities and merger or acquisition candidates in Europe, to perform business and managerial services for any European business the Company acquires and to perform other services from time to time at the request of the board of directors. In consideration of these services, the Company granted Wells an option to purchase 90,000 shares of the Company's Common Stock at $0.75 per share. On or about November 11, 1994 Wells exercised his option and the Company issued 90,000 shares of its Common Stock to Wells pursuant to Regulation S. This transaction made Wells a beneficial owner of more than 5% of the Company's Common Stock. Based solely on the difference between the exercise price of the option and the closing market price of the Company's Common Stock as reported by NASDAQ on the date of grant, the Company believes the value of Wells' interest in this transaction is $123,750.

         On October 10, 1994, the Company entered into a Stock Purchase Agreement with Wells to sell 1,500,000 shares of Common Stock pursuant to Regulation S for $1,250,000, or $0.75 a share. The agreement called for the Company to issue the shares in increments of 500,000 and for Wells to execute a recourse promissory note in favor of the Company. Wells subsequently defaulted on the promissory note, and the Company has filed a complaint against Wells for payment on the promissory note. The Company is currently trying to locate Wells to complete service of process. For more information on this matter, see "Item 3
- - - Legal Proceedings."

Transactions with Louis Metzer

         On October 1, 1994, the Company entered into a Consulting Agreement with Louis Metzer, a resident of the Cayman Islands ("Metzer"). Pursuant to this agreement, the Company retained Metzer to introduce the Company to business opportunities and merger or acquisition candidates in Europe, to perform business and managerial services for any European business the Company acquires and to perform other services from time to time at the request of the board of directors. In consideration of these services the Company granted Metzer an option to purchase 90,000 shares of the Company's Common Stock at $0.75 per share. On or about November 11, 1994, Metzer exercised his option and the company issued 90,000 shares of its Common Stock to Metzer pursuant to Regulation S. This transaction made Metzer a beneficial owner of more than 5% of the company's Common Stock. The Company believes the value of Metzer's interest in this transaction is $123,750, based solely on the difference between the exercise price of the option and the closing market price of the company's Common Stock, as reported by NASDAQ, on the date of grant.

         On November 1, 1994, the company entered into a Stock Purchase Agreement with Metzer to sell 250,000 shares of Common Stock pursuant to Regulation S for $187,500, or $0.75 a share. The agreement called for the Company to issue the shares and for Wells to execute a recourse promissory note in favor of the company. Metzer subsequently defaulted on the promissory note, and the Company has filed a complaint against Metzer for payment on the promissory note. The Company is currently trying to locate Metzer to complete service of process. For more information on this matter, see "Item 3 - Legal Proceedings."

Transactions with Avi Herson

         On October 7, 1994, the Company entered into a Consulting Agreement with Avi Herson, a resident of the Cayman Islands ("Herson"). Pursuant to this agreement, the Company retained Herson to introduce the company to business opportunities and merger or acquisition candidates in Europe, to perform business and managerial services for any European business the Company acquires and to perform other services from time to time at the request of the board of directors. In consideration of these services the company issued 90,000 shares of the company's Common Stock pursuant to Regulation S to Herson on or about November 29, 1994. This transaction made Herson a beneficial owner of more than 5% of the Company's Common Stock. Based solely on the closing market price of the Company's Common Stock as reported by NASDAQ on November 29, 1994 the Company believes the value of Herson's interest in this transaction is $180,000.

- - --------------------------------------------------------------------------------


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

- - --------------------------------------------------------------------------------


(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 20 of this Form 10-KSB, which is incorporated herein by this reference.

(b) Reports on Form 8-K. The Company did not make any filings on Form 8-K during the fourth quarter of the fiscal year ending June 30, 1995. Subsequent to year end, the Company has made one filing on Form 8-K. This was filed on September 26, 1995 and disclosed the acquisition of patents from Turner, Turner & Associates, Robert E. Turner, Richard H. Turner, and Sherry L. Ruxer effective June 30, 1995. No financial statements were required for that Form 8-K filing.

                                                    SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15TH day of July, 1996.

         ATC II, INC.


         /s/ Leslie Carter
         Leslie Carter, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature             Title                                        Date

/s/ Leslie Carter     President and Director                       July 15, 1996
- - -------------------
Leslie Carter


/s/ Jack Hartgrove    Chief Financial Officer and Director         July 15, 1996
- - -------------------
Jack E. Hartgrove


/s/ Jim Thompson      Director                                     July 15, 1996
- - -------------------
James L. Thompson

                                INDEX TO EXHIBITS

EXHIBIT NO.   PAGE No.         DESCRIPTION



3(i)             *             Articles of Incorporation  of the Company,  filed
                               as  Exhibit  3.1  to  Registrant's   Registration
                               Statement on Form S-4 filed June 2, 1990, as amended.

3(ii)            *             By-laws of the Company, filed as Exhibit 3(ii) to
                               Registrant's Registration Statement on Form S-4 filed June 2, 1990, as amended.

4(i)             *             Form of Common Stock certificate.

4(ii)            *             Form of Designation, Preferences and Rights of 4%
                               Cumulative  Convertible  Preferred  Stock  of the
                               Registrant,   filed   as   Exhibit   3.4  to  the
                               Registrant's Form 8-K, reporting events as of October 7, 1993.

                               MATERIAL CONTRACTS

10(i)(a)         *             Consulting  Agreement  between  the  Company  and
                               Canton Financial  Services,Inc.,  effective April
                               29, 1994, filed as exhibit of like number to the Registrant's Form 10-KSB for the period ending
                               June 30, 1994.

10(i)(b)         *             Real  Estate  Sales  Agreement   between  Thistle
                               Properties,   Inc.  and  The  Canton   Industrial
                               Corporation,  dated August 23, 1994 and effective
                               June 29, 1994, filed as exhibit of like number to the Registrant's Form 10-KSB for the period ending June 30, 1994.

10(i)(c)         *             Commercial  lease  between The Canton  Industrial
                               Corporation and P & O Manufacturing  Corporation,
                               dated  August  15,  1994,   and   Assignment  and
                               Assumption  of  Lease  by The  Canton  Industrial
                               Corporation to Registrant, filed as exhibit of like number to the Registrant's Form 10-KSB for the period ending June 30, 1994.

10(i)(d)         *             Exchange   Agreement   between  the  Company  and
                               National Media Inventory, Inc. effective June 23,
                               1994, filed as exhibit of like number to the Registrant's Form 10-KSB for the period ending
                               June 30, 1994.

10(i)(e)         *             Exchange  Agreements  between the Company and San
                               Pedro  Securities  Ltd.,  Asset  Management Trust
                               Ltd., David Newren and Globe Marketing Systems all effective June 30, 1994, filed as exhibit of like number to the Registrant's Form 10-KSB for the period ending June 30, 1994.

10(i)(f)         *             Textile   purchase   Agreement   between  Thistle
                               Properties,  Inc. and  Carousel,  Inc.  effective
                               June 20, 1994, filed as exhibit of like number to the Registrant's Form 10-KSB for the period ending June 30, 1994.

10(i)(g)         *             Settlement  Agreement  between  the  Company  and
                               Communications and Entertainment Corp.  effective
                               August 15, 1994, filed as exhibit of like number to the Registrant's Form 10-KSB for the period ending June 30 1994.

10(i)(h)         *             Stock Purchase  Agreement between the Company and
                               Lexington  Sales  Corporation  Limited  effective
                               July 22, 1994, filed as exhibit of like number to the Registrant's Form 10-KSB for the period ending June 30, 1994.

                                INDEX TO EXHIBITS

EXHIBIT NO.   PAGE NO.         DESCRIPTION

10(i)(i)         *             Consulting  Agreement  between  the  Company  and
                               Kerry R. Fox effective September 23, 1994, filed as exhibit of like number to the Registrant's
                               Form 10-KSB for the period ending June 30, 1994.

10(i)(j)         *             Registration  Rights  Agreement  dated August 31,
                               1993  among  ATC and  holders  of  Carnegie  Film
                               Group, Inc. Common Stock, filed as Exhibit 10.74 to Registrant's Form 8-K reporting events as of October 7, 1993.

10(i)(k)         *             Registration  Rights  Agreement  dated August 31,
                               1993  between  ATC and  ComEnt,  filed as Exhibit
                               10.75 to Registrant's Form 8-K reporting events as of October 7, 1993.

10(i)(I)         *             Letter   dated   April  19,   1993  from   Budget
                               Rent-a-Car   Corporation   to  Reserve-A-   Phone
                               Systems,   Inc.,   filed  as  Exhibit   10.76  to
                               Registrant's  Form  10-KSB for the period  ending
                               June 30, 1993, as amended.

10(i)(m)         *             Guaranteed  Demand  Promissory Note dated October
                               4, 1993 in the original principal amount of $150,000 payable to the offer of ComEnt Funding
                               Corp. By ATC II, Inc.,  filed as Exhibit 10.77 to
                               Registrant's  Form  10-KSB for the period  ending
                               June 30, 1993, as amended.

10(i)(n)         *             Security and Pledge Agreement dated as of October
                               4, 1993,  filed as Exhibit 10.78 to  Registrant's
                               Form 10-KSB for the period ending June 30, 1993, as amended.

10(i)(o)         *             Note  Purchase  Agreement  dated  April  7,  1993
                               between Unibank A/S and MJC Leasing Corp. II., filed as Exhibit 10.83 to the Registrant's Form
                               10-KSB for the period ending June 30, 1993, as amended.

10(i)(p)         *             Demand  Promissory  Note dated  March 31, 1993 in
                               the original principal amount of $350,000 payable to ComEnt Funding Corp. By MJC Leasing Corp. II., filed as Exhibit 10.84 to the Registrant's Form
                               10-KSB for the period ending June 30, 1993, as amended.

10(i)(q)         *             Security  and Pledge  Agreement  dated  March 31,
                               1993,  filed as Exhibit 10.85 to the Registrant's
                               Form 10-KSB for the period ending June 30 1993, as amended.

10(i)(r)         *             Agreement   dated  April  12,  1993  between  MJC
                               Leasing Corp. II and ComEnt Funding Corp., filed as Exhibit 10.86 to the Registrant's Form 10-KSB for the period ending June 30, 1993, as amended.

10(i)(s)         *             Termination   and  Settlement   Agreement   dated
                               November 24, 1993 between  Richard L. Liu and ATC
                               II,   Inc.,   filed  as  Exhibit   10.90  to  the
                               Registrant's  Form 10-KSB,  for the period ending
                               June 30, 1993, as amended.

10(i)(u)         *             Termination   and  Settlement   Agreement   dated
                               November  24, 1993  between  Robert Hesse and ATC
                               II,   Inc.,   filed  as  Exhibit   10.92  to  the
                               Registrant's  Form  10-KSB for the period  ending
                               June 30, 1993, as amended.

10(i)(v)         **            Amendment to Real Estate Sales Agreement  between
                               the Company,  Thistle  properties,  Inc., and The
                               Canton Industrial  Corporation effective June 20,
                               1994,   filed  as  exhibit  of  like   number  to
                               Registrant's  Form  10-KSB for the period  ending
                               June 30, 1994.

                                INDEX TO EXHIBITS

EXHIBIT NO.   PAGE NO.         DESCRIPTION


10(i)(w)         **            Stock Purchase  Agreement between the Company and
                               Christopher Wells effective October 10, 1994, filed as exhibit of like number to Registrant's
                               Form 10-KSB for the period ending June 30,, 1994.

10(i)(y)         **            Stock Purchase  Agreement between the Company and
                               Louis Metzer effective November 1, 1994, filed as exhibit of like number to Registrant's Form
                               10-KSB for the period ending June 30, 1994.

10(i)(z)         **            Consulting  Agreement  between  the  Company  and
                               Louis Metzer effective October 1, 1994, filed as exhibit of like number to Registrant's Form
                               10-KSB for the period ending June 30, 1994.

10(i)(aa)        **            Consulting  Agreement between the Company and Ari
                               Herson  effective   October  7,  1994,  filed  as
                               exhibit  of  like  number  to  Registrant's  Form
                               10-KSB for the period ending June 30, 1994.

10(i)(bb)        **            Consulting  Agreement  between  the  Company  and
                               Christopher Wells effective October 1, 1994, filed as exhibit of like number to Registrant's
                               Form 10-KSB for the period ending June 30, 1994.

10(i)(cc)        ***           Compromise, Release and Indemnification Agreement
                               between   the  Company   and   ComCentral   Corp.
                               effective December 29, 1994, filed as Exhibit 10 to Registrant's Form 10-QSB for the period ending
                               December 31, 1994.

10(i)(dd)        ****          Purchase   Agreement   between  the  Company  and
                               Turner,  Turner and Associates effective June 30,
                               1995,  filed as Exhibit 10 to  Registrant's  Form
                               8-K Current Report dated September 26, 1995.

10(i)(ee)        43            Rescission Agreement between the Company, Turner,
                               Turner & Associates, Robert E. Turner, Richard H.
                               Turner, and Sherry L. Ruxer signed February 21,

             MANAGEMENT CONTRACT AND COMPENSATORY PLAN/ARRANGEMENTS

10(ii)(a)        *             Consulting Agreement between the Company and Bert
                               Martinez effective April 29, 1994, filed as exhibit of like number to the Registrant's Form
                               10-KSB for the period ending June 30, 1994.

10(ii)(b)        *             Consulting Agreement between the Company and Bert
                               Martinez   effective  June  23,  1994,  filed  as
                               exhibit of like number to the  Registrant's  Form
                               10-KSB for the period ending June 30, 1994.

10(ii)(c)        *             Employment  Agreement between the Company and Dr.
                               Gerald Curtis dated August 23, 1994, filed as exhibit of like number to the Registrant's Form
                               10-KSB for the period ending June 30, 1994.

10(ii)(d)        *             Employment Agreement between the Company and Tony
                               Geonnotti dated August 23, 1994, filed as exhibit of like number to the Registrant's Form 10-KSB for the period ending June 30, 1994.

16(i)            **            Form 8-K/A  (Amendment  No. 2) dated  October 25,
                               1994   containing   the  response  from  Swalm  &
                               Associates to the dismissal as accountants for ATC II, Inc.

21               *             Subsidiaries of the Company,  filed as exhibit of
                               like number to the Registrant's Form 10-KSB for the period ending June 30, 1994.

27               44            Financial Data Schedule.



* Incorporated herein by reference from the Company's Form 10-KSB filed with the Commission on August 23, 1994.

** Incorporated herein by reference from the Company's Form 10-KSB/A-1 filed with the Commission on February 28, 1995.

*** Incorporated herein by reference from the Company's Form 10-QSB for the period ending December 31, 1994.

**** Incorporated herein by reference from the Company's Form 8-K Current Report dated September 26, 1995.