Form 10QSB
period 1995-09-30
ATC II INC /DE/
filed 1996-07-29
CIK 865286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ____________________ to _____________________



Commission file number:  0-19069



                                  ATC II, INC.
                 (Name of Small Business Issuer in Its Charter)



         Delaware                                                 75-2395356
(State or Other Jurisdiction of                                (I.R.S. Employer
Incorporation or Organization)                               Identification No.)




                 6701 Baum Drive, Suite 345, Knoxville, TN 37919
               (Address of Principal Executive Offices) (Zip Code)


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


                                  Yes __ No XX


The number of shares outstanding of the issuer's common stock ($0.01 par value), as of July 8, 1996 was 4,996,811.

                                      Total of sequentially numbered pages:   7
                                                       Exhibit Index on Page [7]

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION............3


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS....................................................4

ITEM 2.  CHANGES IN SECURITIES................................................4

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................5

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................5

ITEM 5.  OTHER INFORMATION....................................................5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.....................................5

         SIGNATURES...........................................................6

         INDEX TO EXHIBITS....................................................7


                                        Total of sequentially numbered pages: 7
                                                       Exhibit Index on Page [7]

                                     PART I



ITEM 1.           FINANCIAL STATEMENTS



         Unless otherwise indicated, the term "Company" refers to ATC II, Inc. and its predecessors. Interim financial statements including a balance sheet for the Company as of the fiscal quarter ended September 30, 1995 and income statements and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto on Pages F-1 through F-3 and incorporated herein by this reference.

                                     PART I


ITEM 1. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS PAGE

Balance Sheets..............................................................F-1

Statements of Operations....................................................F-2

Statements of Stockholders' Deficit.........................................F-3

Statements of Cash Flows....................................................F-4

Notes to Financial Statements...............................................F-5


                                  ATC II, INC.
                                  BALANCE SHEET
                SEPTEMBER 30, 1995 (UNAUDITED) AND JUNE 30, 1995


                                                              September 30,     June 30,
ASSETS                                                           1995            1995
                                                             ------------    -------------

   Film distribution rights (net amortization) ...........   $    299,488    $    315,250
                                                             ------------    ------------

Total Assets .............................................   $    299,488    $    315,250
                                                             ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable ......................................   $    187,655    $    187,260
   Accrued expenses ......................................        363,581         358,323
   Notes payable-current .................................        157,500         157,500
                                                             ------------    ------------

Total Current Liabilities ................................        708,736         703,083
                                                             ------------    ------------

Redeemable Preferred Stock
   Series B Redeemable, Convertible, (7%) Cumulative,
     Preferred Stock; 900,000 shares authorized, 900,000
     issued and outstanding; redeemable at $1.00 per share        900,000         900,000
   Dividends in arrears ..................................         47,250          31,500
                                                             ------------    ------------

Total Redeemable Preferred Stock .........................        947,250         931,500
                                                             ------------    ------------

Total Liabilities and Redeemable Preferred Stock .........      1,655,986       1,634,583
                                                             ------------    ------------

STOCKHOLDERS' DEFICIT

   Common stock-$.01 par value;
     20,000,000 shares authorized;
     11,505,481 shares issued and outstanding ............        115,055         115,055
   Paid - in capital .....................................     23,196,172      23,196,172
   Accumulated deficit ...................................    (24,667,725)    (24,630,560)
                                                             ------------    ------------

Total Stockholders' Deficit ..............................     (1,356,498)     (1,319,333)
                                                             ------------    ------------

Total Stockholders' Deficit and Liabilities ..............   $    299,488    $    315,250

                                                             ============    ============


                       See Notes to Financial Statements



                                  ATC II, INC.
                            STATEMENTS OF OPERATIONS

                                                   Three Months Ended
                                                      September 30,
                                                       (Unaudited)
                                               ----------------------------
                                                   1995             1994
                                               ------------    ------------

Net revenue ................................   $       --      $      9,300
Cost of revenue
                                               ------------    ------------

    Gross Profit (Loss) ....................           --             9,300

Selling, general and administrative expenses         31,908         348,701
                                               ------------    ------------

    Operating Profit (Loss) ................        (31,908)       (339,401)
                                               ------------    ------------

Other income (expense):

       Interest income (expense) ...........         (5,257)        (34,016)
       Gain (loss) from investments ........           --          (164,063)
       Gain (loss) from sale of assets .....           --           (62,500)
       Other income (expense) ..............           --             7,000
                                               ------------    ------------

    Total other income (expense) ...........         (5,257)       (253,579)
                                               ------------    ------------

Net (loss) before discontinued operations ..        (37,165)       (592,980)

Gain (loss) from discontinued operations ...           --            45,883
                                               ------------    ------------

Net loss ...................................   $    (37,165)   $   (547,097)
                                               ============    ============

Loss per share:
    Loss from continuing operations ........   $       --      $      (0.68)
    Gain from discontinued operations ......           --              0.05

Loss per share .............................   $       --      $      (0.63)
                                               ============    ============

Weighted average shares outstanding ........     11,505,481         863,702
                                               ============    ============


                       See Notes to Financial Statements
                                      F-2



                                                             ATC II, INC
                                            UNAUDITED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                Three Months Ended September 30, 1995



                             Series B     Series B       Common        Common                                             Total
                            Preferred    Preferred       Stock          Stock         Paid In         Accumulated     Shareholders
                              Shares      _Amount        Shares         Amount         Capital           Deficit          Deficit

Balances, June 30, 1995 .... 900,000   $    900,000     11,505,481   $    115,055   $ 23,196,172       $(24,630,560)   $ (1,319,333)

Net Loss, September 30, 1995    --             --             --             --             --         $    (37,165)   $    (37,165)

                             =======   ============     ==========   ============   ============       ============    ============
Balances September 30,1995.. 900,000   $    900,000     11,505,481   $    115,055   $ 23,196,172       $(24,667,725)   $ (1,356,498)
                             =======   ============     ==========   ============   ============       ============    ============

                                                  See Notes to Financial Statments
                                                                F-3



                                  ATC II, INC.
                            STATEMENTS OF CASH FLOWS


                                                                     Three Months Ended
                                                                       September 30,
                                                                       (Unaudited)
                                                                 ------------------------
                                                                     1995        1994
                                                                 -----------  -----------
Cash flow from operations:
       Net loss ..............................................   $ (37,165)   $(547,097)

       Adjustments to reconcile loss to net cash
       provided by (used for) operations:
              Depreciation and amortization ..................      15,762        8,909
              Loss on investments ............................        --        164,063
              Stock issued for services ......................        --        223,231

       Change in assets and liabilities:
              Accounts receivable ............................        --         12,763
              Notes receivable - short term ..................        --       (208,432)
              Other current assets ...........................        --       (192,086)
              Write down of good will ........................        --           --
              Accounts payable and accrued expenses ..........       5,653      191,748
                                                                 ---------    ---------
                    Cash provided by (used for) operations ...     (15,750)    (346,901)
                                                                 ---------    ---------

Cash flow from investing activities:
       Preferred Dividends ...................................      15,750         --
                                                                 ---------    ---------
              Cash provided by (used for) investing activities      15,750         --
                                                                 ---------    ---------

Cash flow from financing activities:
       Proceeds from issuance of stock .......................        --        482,737
                                                                 ---------    ---------
              Cash provided by (used for) financing activities        --        482,737
                                                                 ---------    ---------

Net increase (decrease) in cash ..............................         -0-      135,836
Cash, beginning of year ......................................         -0-        2,249
                                                                 ---------    ---------
              Cash, end of period ............................   $    --      $ 138,085
                                                                 =========    =========

                       See Notes to Financial Statements
                                      F-4

                                  ATC II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995


NOTE 1:  Basis of Presentation

The accompanying unaudited financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and therefore, do not include all information and footnotes required by generally accepted accounting principles and should therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for fiscal year ended June 30, 1995.

In management's opinion, the accompanying unaudited financial statements contain all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. The interim operation results are not necessarily indicative of the results for the fiscal year ending June 30, 1996.

NOTE 2:           Additional footnotes included by reference

Except as indicated in the footnotes above there has been no other material change in the information disclosed in the notes to the financial statements included in the Company Annual Report on Form 10-KSB for the year ended June 30, 1995.
Therefore those footnotes are included herein be reference.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.



Plan of Operation

         The Company has not had any revenue from operations in either of the last two fiscal years. The following discussion should be read together with the Company's consolidated financial statements and notes thereto included in this Form 10-QSB.

         From 1984 to 1993, the Company's business was in telecommunications and producing and distributing feature length motion pictures. In June 1992, the Company began to divest its interests in certain unprofitable subsidiaries. Similar divestitures followed in fiscal 1993 and 1994. In fiscal 1994, the Company focused its efforts on discontinuing or winding down unsuccessful operations and resolving existing and potential liabilities. Since 1994, the Company has been searching for an attractive merger or acquisition candidate and potentially profitable business opportunities.

         Effective June 30, 1995, the Company entered into a Purchase Agreement with Turner, Turner & Associates, a Washington corporation ("TTA"). Pursuant to the agreement, the Company was to acquire from TTA the exclusive right to license products produced under U.S. Patents Numbers 5,296,216 and 5,306,509 (the "Patents"). The Patents relate to an oral lavage, the trademark of certain products, and a protocol known as STOMASTAT(TM). In development since 1983, STOMASTAT(TM) is a peroxide and bicarbonate-based solution that cleanses, irrigates, and protects the oral cavity from stomatitis, a process which results in mouth ulcers or canker sores. The Purchase Agreement was ultimately rescinded in February 1996 because several conditions had not been met and both the Company and TTA desired an alternative structure for the purchase. After several months of unsuccessful negotiation with TTA, the Company decided not to further pursue this acquisition.

         Since the acquisition of TTA is no longer being considered, the Company has resumed its search for an attractive merger or acquisition candidate. As of the date of this filing, the Company has identified potential merger and acquisition candidates, but no definitive agreements have been reached. The Company hopes that it will successfully negotiate either a merger or acquisition agreement that will enable it to generate sufficient cash flows to satisfy its cash needs, although no such assurances can be given.

         The Company has no full time employees. However, the Company has continued its relationship with a financial consulting firm, Canton Financial Services Corporation, a Nevada corporation ("CFS"), on a month to month basis. CFS renders consulting, administrative and other services to the Company from time to time as needed. The Company anticipates hiring additional personnel if an acquisition or merger agreement is eventually reached.

                                     PART II



ITEM 1.           LEGAL PROCEEDINGS



         The Company knows of no material legal proceedings or material developments in any legal proceedings involving the Company or its subsidiaries, other than those discussed below. However, due to recent resignations of officers and directors of the Company and the discontinuation of the businesses of some of the Company's subsidiaries, there may be other material legal proceedings pending or threatened against the Company, its subsidiaries or former officers and directors of which the current management is not aware.

         On July 11, 1995, the Company filed a complaint in the State of Utah, Third Judicial District Court against Louis Metzer, an individual resident of a foreign country, civil case number 950904843. On November 1, 1994, Louis Metzer ("Metzer") entered into a stock purchase agreement with the Company wherein Metzer agreed to purchase 250,000 shares of the Company's common stock in exchange for $187,500 U.S. Dollars. On the same date, Metzer entered into a written promissory note promising to pay the Company $187,500 plus 6 percent per annum on or before February 1, 1995. Metzer has defaulted the promissory note and the Company is seeking recovery on said note. Efforts to serve Metzer have been unsuccessful. The Company is currently working to locate Metzer to complete service.

         On July 11, 1995, the Company filed a complaint against Christopher Wells, an individual resident of a foreign country, in the State of Utah, Third Judicial District Court civil case number 950904842. On October 10, 1994, Christopher Wells ("Wells"), entered into a stock purchase agreement with the Company, in which Wells agreed to purchase 1,500,000 shares of the Company's common stock. The transaction was secured by a promissory note, entered into between the parties on October 10, 1994, whereby Wells agreed to pay the Company $1,125,000 U.S. Dollars. Wells has defaulted on the promissory note and the Company seeks to recover on said note. Efforts to serve Wells have been unsuccessful. The Company is currently working to locate Wells to complete service.

         On March 8, 1995, Xeta Corporation, an Oklahoma corporation ("Xeta"), filed suit against the Company in the United States District Court, in the Central District of Utah, case number 95CV-218G. In this suit, Xeta seeks to recover $116,500 which it contends was fraudulently conveyed by the Company in order to avoid payment on a $119,379.42 judgment (exclusive of costs and attorney fees) which the Company owes to Xeta. The Company brought suit against The Canton Industrial Corporation ("CIC"), the alleged recipient of the fraudulent conveyance, and Richard Surber and Gerald Curtis, both directors of the Company at the time of the conveyance. On April 16, 1996, the Court announced its decision to grant Xeta's Motion for Summary Judgment against CIC, but denied the motion as it pertained to the Company's former directors. CIC has appealed the grant of Summary Judgment, claiming that there is a genuine dispute as to whether CIC performed bona fide services to the Company in consideration for the money that was transferred. That appeal is currently pending. If Xeta ultimately prevails in this litigation, CIC will likely seek indemnification against the Company for the full $116,500.



ITEM 2.  CHANGES IN SECURITIES.



         There were no material changes in securities during the first quarter of the fiscal year ended September 30, 1996.

         On October 2, 1995, the Company paid $20,000 to Communications and Entertainment Corporation, a Nevada corporation ("ComEnt"), and Robert Hesse in exchange for the return of all of the Company's issued and outstanding Series B Cumulative Convertible Preferred Stock (the "Preferred Stock") held by those entities. Hence, after October 2, 1995, all shares of Preferred Stock had been returned to the Company and canceled. ComEnt and Hesse also agreed to release the Company from any and all actual or potential claims they may have had against the Company stemming from their respective ownership of the Preferred Stock, including accrued dividends.




ITEM 5.           OTHER INFORMATION



         On January 19, 1996, James L. Thompson resigned as president of the Company. Mr. Thompson was initially appointed as president because he helped introduce the Company to Turner, Turner & Associates ("TTA") and negotiated the Purchase Agreement with TTA. As a finders fee, Mr. Thompson, along with Jack Hartgrove, received a quantity of shares of the Company's common stock that constitued a controlling interest in the Company. When the Purchase Agreement was rescinded, all shares issued to Mr. Thompson and Mr. Hartgrove were canceled by the Company. Mr. Thompson's resignation was a result of the rescission of the Purchase Agreement, and did not reflect any disagreements with the Company. He remained with the Company in the capacity of director.

         Upon the resignation of Mr. Thompson, the Company appointed Richard H. Turner as president and a director. Mr. Turner was the president of TTA and helped develop the patents that the Company was attempting to acquire from TTA. Mr. Turner was appointed to help facilitate negotiations between the Company and TTA, and because of his familiarity with the patents that the Company was trying to acquire. No agreement was ever reached between TTA and the Company, however, and the parties have since terminated all negotiations in furtherance thereof. Accordingly, Richard Turner resigned as the Company's president and director effective May 6, 1996.

         On July 11, 1996, Leslie Carter was appointed as the company's president and director by resolution of the board of directors. The board of directors appointed Ms. Carter because it believed Ms. Carter's experience and contacts would assist the Company in its attempt to acquire a suitable operating subsidiary.

         In January 1996, the Company relocated its corporate headquarters from 6701 Baum Drive, Suite 345, Knoxville, Tennessee, 37919 to 1001 A South Interstate 45, Post Office Box 729, Hutchins, Texas 75141-0729. In May 1996, the Company moved its headquarters back to 6701 Baum Drive, Suite 345, Knoxville Tennessee, 37919. Corporate offices were returned to Tennessee as a result of the termination of negotiations between TTA and the Company.



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K



(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 7 of this Form 10-QSB, which is herein incorporated by reference.

(b) Reports on Form 8-K. On September 26, 1995, the Company filed a Form 8-K to report its acquisition of patents from Turner, Turner & Associates pursuant to a June 30, 1995 Purchase Agreement (the Purchase Agreement was later rescinded). No financial statements were required to be filed with that report since the Company acquired assets only and not an ongoing business.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15TH day of July 1996.

         ATC II, INC.


         /s/ Leslie Carter
         Leslie Carter

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                              Date



/s/ Leslie Carter               President and Director             July 15, 1996
Leslie Carter



/s/ Jack Hartgrove              Chief Financial Officer/Secretary  July 15, 1996
Jack E. Hartgrove               and Director



/s/ James Thompson              Director                           July 15, 1996
James Thompson

                                INDEX TO EXHIBITS

EXHIBIT       PAGE       DESCRIPTION
NUMBER        NUMBER
- -------      --------

3(a)           *         Articles  of  Incorporation  of the  Company,  filed as
                         Exhibit 3(i) to Registrant's  Registration Statement on
                         Form S-4 filed June 2, 1990, as amended.

3(b)           *         Bylaws  of the  Company,  filed  as  Exhibit  3(ii)  to
                         Registrant's  Registration  Statement on Form S-4 filed
                         June 2, 1990, as amended.

10(i)(a)       **        Purchase  Agreement  between  the  Company  and Turner,
                         Turner &  Associates,  Richard  H.  Turner,  Robert  E.
                         Turner and Sherry Ruxer effective June 30, 1995, filed as Exhibit 10 to Registrant's Form 8-K Current Report dated September 26, 1995.

10(i)(b)       ***       Rescission  Agreement  between the  Company,  Robert E.
                         Turner,  Richard H. Turner,  and Sherry L. Ruxer signed
                         February 21, 1996 attached hereto.

     * Incorporated herein by reference from the Company's Form 10-KSB filed with the Commission on August 23, 1994.

     ** Incorporated herein by reference from the Company's Form 8-K Current Report dated September 26, 1995.

     *** Incorporated herein by reference from the Company's Form 10-KSB for period ended June 30, 1995, filed with the Commission on June 15, 1996.