Form 10QSB
period 1995-12-31
ATC II INC /DE/
filed 1996-07-29
CIK 865286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



(Mark One)
 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1995

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

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............3

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.....................................................4
ITEM 2.  CHANGES IN SECURITIES.................................................4
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.......................................4

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................4
ITEM 5.  OTHER INFORMATION.....................................................5

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................5

         SIGNATURES............................................................6

         INDEX TO EXHIBITS.....................................................7

                                     PART I



ITEM 1.           FINANCIAL STATEMENTS



         Unless otherwise indicated, the term "Company" refers to ATC II, Inc. and its predecessors. Interim financial statements including a balance sheet for the Company as of the fiscal quarter ended December 31, 1995 and income statements and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto on Pages F-1 through F-3 and incorporated herein by this reference.

                                     PART I


                          ITEM 1. FINANCIAL STATEMENTS

                       INDEX TO FINANCIAL STATEMENTS PAGE

                               Balance Sheets F-1

Statements of Operations.....................................................F-2

Statements of Stockholders' Deficit..........................................F-3

Statements of Cash Flows.....................................................F-4

Notes to Financial Statements................................................F-5


                                  ATC II, INC.
                                 BALANCE SHEETS
                 DECEMBER 31, 1995 (UNAUDITED) AND JUNE 30, 1995



                                                             December 31,       June 30,
ASSETS                                                           1995             1995
                                                             -------------   ------------

   Film distribution rights (net amortization) ...........   $    283,725    $    315,250
                                                             ------------    ------------

Total Assets .............................................   $    283,725    $    315,250
                                                             ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable ......................................   $    267,849    $    187,260
   Accrued expenses ......................................        368,838         358,323
   Notes payable-current .................................        157,500         157,500
                                                             ------------    ------------

Total Current Liabilities ................................        794,187         703,083
                                                             ------------    ------------

Redeemable Preferred Stock
   Series B Redeemable, Convertible, (7%) Cumulative,
     Preferred Stock; 900,000 shares authorized, 900,000
     issued and outstanding; redeemable at $1.00 per share           --           900,000
   Dividends in arrears ..................................           --            31,500
                                                             ------------    ------------

Total Redeemable Preferred Stock .........................           --           931,500
                                                             ------------    ------------

Total Liabilities and Redeemable Preferred Stock .........        794,187       1,634,583
                                                             ------------    ------------

STOCKHOLDERS' DEFICIT

   Common stock-$.01 par value;
     20,000,000 shares authorized;
     11,505,481 shares issued and outstanding ............        115,055         115,055
   Paid - in capital .....................................     23,196,172      23,196,172
   Accumulated deficit ...................................    (23,821,689)    (24,630,560)
                                                             ------------    ------------

Total Stockholders' Deficit ..............................       (510,462)     (1,319,333)
                                                             ------------    ------------

Total Stockholders' Deficit and Liabilities ..............   $    283,725    $    315,250
                                                             ============    ============

                       See Notes to Financial Statements
                                      F-1

                                                             ATC II, INC
                                                      STATEMENTS OF OPERATIONS



                                                    Three Months Ended                 Six Months Ended
                                                       December 31,                      December 31,
                                                       (Unaudited)                       (Unaudited)
                                                  ------------------------     ----------------------------
                                                   1995           1994               1995            1994
                                               ------------    -----------     ------------    ------------

Net revenue ................................   $       --      $     20,750    $       --      $     30,050
Cost of revenue ............................           --              --              --              --
                                               ------------    ------------    ------------    ------------

    Gross Profit (Loss) ....................           --            20,750            --            30,050
                                               ------------    ------------    ------------    ------------
Selling, general and administrative expenses         75,957       1,624,448         107,864       1,973,149
                                               ------------    ------------    ------------    ------------

    Operating Profit (Loss) ................        (75,957)     (1,603,698)       (107,864)     (1,943,099)
                                               ------------    ------------    ------------    ------------

Other income (expense):

       Interest income (expense) ...........         (5,257)       (150,932)        (10,515)       (184,948)
       Gain (loss) from investments ........           --              --              --          (164,063)
       Gain (loss) from sale of assets .....           --             2,584            --           (59,916)
       Other income (expense) ..............           --              --              --             7,000
                                               ------------    ------------    ------------    ------------

    Total other income (expense) ...........         (5,257)       (148,348)        (10,515)       (401,927)
                                               ------------    ------------    ------------    ------------

Net (loss) before discontinued operations ..        (81,214)     (1,752,046)       (118,379)     (2,345,026)

Gain (loss) from discontinued operations ...           --              --              --            45,883
                                               ------------    ------------    ------------    ------------

Net (loss) before extraordinary items ......        (81,214)     (1,752,046)       (118,379)     (2,299,143)

Extraordinary Items:
    Cancellation of Series B Preferred Stock        927,250            --           927,250            --
    Loss from settlement of prior claim ....           --          (601,500)           --          (601,500)
                                               ------------    ------------    ------------    ------------

Net Profit (Loss) ..........................   $    846,036    $ (2,353,546)   $    808,871    $ (2,900,643)
                                               ============    ============    ============    ============

Gain (Loss) per share:
    From continuing operations .............   $      (0.01)   $      (1.29)   $      (0.01)   $      (2.15)
    From discontinued operations ...........           --              --              --              0.04
    From extraordinary items ...............           0.08           (0.45)           0.08           (0.54)
                                               ------------    ------------    ------------    ------------

Gain (Loss) per share ......................   $       0.07    $      (1.74)   $       0.07    $      (2.65)
                                               ============    ============    ============    ============

Weighted average shares outstanding ........     11,505,481       1,355,329      11,505,481       1,105,746
                                               ============    ============    ============    ============

                                                  See Notes to Financial Statements
                                                                 F-2

                                            UNAUDITED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                 Six Months Ended December 31, 1995



                                  Series B     Series B       Common          Common                                       Total
                                  Preferred    Preferred       Stock          Stock        Paid In      Accumulated    Stockholders'
                                   Shares       Amount         Shares         Amount       Capital        Deficit         Deficit

Balances, June 30, 1995 .....     900,000    $  900,000     11,505,481   $    115,055   $ 23,196,172   $(24,630,560)   $ (1,319,333)

Cancellation of Series B ....    (900,000)   $ (900,000)          --             --             --             --      $       --
preferred stock

Net Income, December 31, 1995        --            --             --             --             --     $    808,871    $    808,871

                                ============  ==========   ============   ============   ============   ============    ============
Balances, December 31, 1995 .           0    $     --       11,505,481   $    115,055   $ 23,196,172   $(23,821,689)   $   (510,462)
                                ============  ==========   ============   ============   ============   ============    ============

                                                  See Notes to Financoal Statements
                                                                F-3

                                                            ATC II, INC.
                                                      STATEMENTS OF CASH FLOWS



                                                                                    Six months ended
                                                                                       December 30,
                                                                                       (Unaudited)
                                                                              ---------------------------
                                                                                  1995           1994
                                                                              -----------    ------------
Cash flow from operations:
       Net gain (loss) ....................................................   $   808,871    $(2,900,643)

       Adjustments to reconcile loss to net cash
       provided by (used for) operations:
              Depreciation and amortization ...............................        31,525         17,818
              Extraordinary loss - settlement of claim ....................          --          601,500
              Extraordinary gain - Cancellation of Series B Preferred Stock      (927,250)          --
              Loss on investments .........................................          --          164,063
              Stock issued for services ...................................          --          813,309

       Change in assets and liabilities:
              Accounts receivable .........................................          --            9,539
              Notes receivable - short term ...............................          --          (22,301)
              Other current assets ........................................          --           (3,764)
              Accounts payable and accrued expenses .......................        91,104        (67,638)
                                                                              -----------    ------------
                    Cash provided by (used for) operations ................         4,250     (1,388,117)
                                                                              -----------    ------------

Cash flow from investing activities:
              Preferred Dividends .........................................        15,750           --
              Settlement Payment ..........................................       (20,000)          --
                                                                              ------------   ------------
              Cash provided by (used for) investing activities ............        (4,250)          --
                                                                              ------------   ------------

Cash flow from financing activities:
       Proceeds from issuance of stock ....................................          --        1,388,462
                                                                              -----------    ------------
              Cash provided by (used for) financing activities ............          --        1,388,462
                                                                              -----------    ------------

Net increase (decrease) in cash ...........................................           -0-            345
Cash, beginning of year ...................................................           -0-          2,249
                                                                              -----------    ------------
              Cash, end of period .........................................   $      --      $     2,594
                                                                              ===========    ============


                                                 See Notes to Financial Statements
                                                                F-4

                                  ATC II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995


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

NOTE 2:       Cancellation of Series B Preferred Stock

On October 2, 1995, the Company paid $20,000 to Communications and Entertainment Corporation, a Nevada Corporation ("ComEnt"), and Robert Hesse in exchange for the return of all Series B Cumulative Convertible Preferred Stock held by those entities, which represented all the issued and outstanding preferred shares. The shares where returned to the Company and canceled. ComEnt and Hesse also agreed to release the Company from any and all actual or potential claims they may have had against the Company stemming from their respective ownership of the Preferred Stock, including accrued dividends of $47,250. This transaction resulted in a gain of $927,250. NOTE 3: Additional footnotes included by reference

Except as indicated in the footnotes above there has been no other material change in the information disclosed in the notes to the financial statements included in the Company Annual Report on Form 10-KSB for the year ended June 30, 1995.
Therefore those footnotes are included herein be reference.

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

         Since the acquisition with TTA is no longer being considered, the Company has resumed its search for an attractive merger or acquisition candidate. As of the date of this filing, the Company has identified potential merger and acquisition candidates, but no definitive agreements have been reached. The Company hopes that it will successfully negotiate a merger or acquisition agreement that will enable it to generate sufficient cash flows to satisfy its cash needs, although no such assurances can be given.

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

                                     PART II



ITEM 1.           LEGAL PROCEEDINGS



         The Company is not aware of any material developments in any legal proceedings involving the Company or its subsidiaries during the period covered by this report. However, due to recent resignations of officers and directors of the Company and the discontinuation of the businesses of some of the Company's subsidiaries, there may be other material legal proceedings pending or threatened against the Company, its subsidiaries or former officers and directors of which the current management is not aware. The text below discloses all material developments of legal proceedings, known to the Company, which have occurred subsequent to the second quarter.

         On March 8, 1995, Xeta Corporation, an Oklahoma corporation ("Xeta"), filed suit against the Company in the United States District Court, in the Central District of Utah, case number 95CV-218G. In this suit, Xeta seeks to recover $116,500 which it contends was fraudulently conveyed by the Company in order to avoid payment on a $119,379.42 judgment (exclusive of costs and attorney fees) which the Company owes to Xeta. The Company brought suit against The Canton Industrial Corporation ("CIC"), the alleged recipient of the fraudulent conveyance, and Richard Surber and Gerald Curtis, both directors of the Company at the time of the conveyance. On April 16, 1996, the Court announced its decision to grant Xeta's Motion for Summary Judgment against CIC, but denied the motion as it pertained to the Company's former directors. CIC has appealed the grant of Summary Judgment, claiming that there is a genuine dispute as whether CIC performed bona fide services to the Company in consideration for the money that was transferred. That appeal is currently pending. If Xeta ultimately prevails in this litigation, CIC will likely seek indemnification against the Company for the full $116,500.



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

(b) Reports on Form 8-K. The Company did not make any filings on Form 8-K during the second quarter of the fiscal year.

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

    EXHIBIT       PAGE
    NUMBER       NUMBER        DESCRIPTION

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

                   * Incorporated herein by reference from the Company's Form 10-KSB for period ended June 30, 1994, filed with the Commission on August 23, 1994.

                  ** Incorporated herein by reference from the Company's Form 8-K Current Report dated September 26, 1995.

                  *** Incorporated herein by reference from the Company's Form 10-KSB for year ended June, 30, 1995, filed with the Commission on June 15, 1996.