Form 10QSB
period 1996-03-31
ATC II INC /DE/
filed 1996-07-30
CIK 865286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996

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


                                  Yes __ No XX


The number of shares outstanding of the issuer's common stock ($0.01 par value), as of July 30,1996 was 4,996,811.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................4
ITEM 5.  OTHER INFORMATION.....................................................4

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................5

         SIGNATURES............................................................6

         INDEX TO EXHIBITS.....................................................7

                                     PART I



ITEM 1.           FINANCIAL STATEMENTS



         Unless otherwise indicated, the term "Company" refers to ATC II, Inc. and its predecessors. Interim financial statements including a balance sheet for the Company as of the end of the fiscal quarter ended March 31, 1996 and income statements and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto on Pages F-1 through F-3 and incorporated herein by this reference.

                                     PART I


                          ITEM 1. FINANCIAL STATEMENTS

                       INDEX TO FINANCIAL STATEMENTS PAGE
Balance Sheets...............................................................F-1

Statements of Operations.....................................................F-2

Statements of Stockholders' Deficit..........................................F-3

Statements of Cash Flows.....................................................F-4

Notes to Financial Statements................................................F-5

                                  ATC II, INC.
                                 BALANCE SHEETS
                  MARCH 31, 1996 (UNAUDITED) AND JUNE 30, 1995



                                                                March 31,        June 30,
ASSETS                                                           1996             1995
                                                             ------------    ------------

   Film distribution rights (net amortization) ...........   $    267,963    $    315,250
                                                             ------------    ------------

Total Assets .............................................   $    267,963    $    315,250
                                                             ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable ......................................   $    315,263    $    187,260
   Accrued expenses ......................................        374,096         358,323
   Notes payable-current .................................        157,500         157,500
                                                             ------------    ------------

Total Current Liabilities ................................        846,859         703,083
                                                             ------------    ------------

Redeemable Preferred Stock
   Series B Redeemable, Convertible, (7%) Cumulative,
     Preferred Stock; 900,000 shares authorized, 900,000
     issued and outstanding; redeemable at $1.00 per share           --           900,000
   Dividends in arrears ..................................           --            31,500
                                                             ------------    ------------

Total Redeemable Preferred Stock .........................           --           931,500
                                                             ------------    ------------

Total Liabilities and Redeemable Preferred Stock .........        846,859       1,634,583
                                                             ------------    ------------

STOCKHOLDERS' DEFICIT

   Common stock-$.01 par value;
     20,000,000 shares authorized;
     11,505,481 shares issued and outstanding ............        115,055         115,055
   Paid - in capital .....................................     23,196,172      23,196,172
   Accumulated deficit ...................................    (23,890,123)    (24,630,560)
                                                             ------------    ------------

Total Stockholders' Deficit ..............................       (578,896)     (1,319,333)
                                                             ------------    ------------

Total Stockholders' Deficit and Liabilities ..............   $    267,963    $    315,250
                                                             ============    ============

                       See Notes to Financial Statements
                                      F-1

                                   ATC II, INC
                            STATEMENTS OF OPERATIONS



                                                    Three Months Ended               Nine Months Ended
                                                          March 31,                       March 31,
                                                        (Unaudited)                     (Unaudited)
                                               ----------------------------    ----------------------------
                                                   1996             1995          1996             1995
                                               --------------  ------------    --------------   -----------

Net revenue ................................   $       --      $     12,974    $       --      $     43,024
Cost of revenue ............................           --              --              --              --
                                               ------------    ------------    ------------    ------------

    Gross Profit (Loss) ....................           --            12,974            --            43,024
                                               ------------    ------------    ------------    ------------
Selling, general and administrative expenses         63,177         247,067         171,041       2,220,216
                                               ------------    ------------    ------------    ------------

    Operating Profit (Loss) ................        (63,177)       (234,093)       (171,041)     (2,177,192)
                                               ------------    ------------    ------------    ------------

Other income (expense):

       Interest income (expense) ...........         (5,257)        (11,213)        (15,772)       (196,161)
       Gain (loss) from investments ........           --          (164,063)           --          (164,063)
       Gain (loss) from sale of assets .....           --             2,200            --           (57,716)
       Other income (expense) ..............           --              --              --             7,000
                                               ------------    ------------    ------------    ------------

    Total other income (expense) ...........         (5,257)       (173,076)        (15,772)       (410,940)
                                               ------------    ------------    ------------    ------------

Net (loss) before discontinued operations ..        (68,434)       (407,169)       (186,813)     (2,588,132)

Gain (loss) from discontinued operations ...           --              --              --            45,883
                                               ------------    ------------    ------------    ------------

Net (loss) before extraordinary items ......        (68,434)       (407,169)       (186,813)     (2,542,249)

Extraordinary Items:
    Cancellation of Series B Preferred Stock           --              --           927,250            --
    Loss from settlement of prior claim ....           --              --          (601,500)
                                               ------------    ------------    ------------    ------------

Net Profit (Loss) ..........................   $    (68,434)   $   (407,169)   $    740,437    $ (3,143,749)
                                               ============    ============    ============    ============

Gain (Loss) per share:
    From continuing operations .............   $      (0.01)   $      (0.16)   $      (0.02)   $      (1.54)
    From discontinued operations ...........           --              --              --              0.03
    From extraordinary items ...............           --              --              0.08           (0.36)
                                               ------------    ------------    ------------    ------------

Gain (Loss) per share ......................   $      (0.01)   $      (0.16)   $       0.06    $      (1.87)
                                               ============    ============    ============    ============

Weighted average shares outstanding ........     11,505,481       2,540,272      11,505,481       1,685,853
                                               ============    ============    ============    ============



                                                 See Notes to Financial Statements
                                                                F-2

                                                             ATC II, INC
                                            UNAUDITED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                                  Nine Months Ended March 31, 1996



                           Series B        Series B     Common       Common                                             Total
                          Preferred      Preferred      Stock         Stock           Paid In       Accumulated     Stockholders'
                           Shares         Amount        Shares       Amount          Capital          Deficit          Deficit

Balances, June 30, 1995   900,000      $  900,000      11,505,481     $ 115,055      $ 23,196,172  $(24,630,560)       $ (1,319,333)

Cancellation of Series B (900,000)     $ (900,000)        --             --             --             --              $       --
preferred stock

Net Income, March 31, 1996    --             --           --             --             --         $ 740,437           $     740,437

                          ============   ===========   ============   ============   ============   ============       ============
Balances, March 31, 1996            0   $    --        11,505,481     $ 115,055      $ 23,196,172  $ (23,890,123)      $   (578,896)
                          ============   ===========   ============   ============   ============   ============       ============

                                                  See Notes to Financial Statements
                                                                F-3

                                  ATC II, INC.
                            STATEMENTS OF CASH FLOWS



                                                                                     Nine months ended
                                                                                          March 31,
                                                                                       (Unaudited)
                                                                              ---------------------------
                                                                                  1996           1995
                                                                              -----------    ------------
Cash flow from operations:
       Net gain (loss) ....................................................   $   740,437    $(3,143,749)

       Adjustments to reconcile loss to net cash
       provided by (used for) operations:
              Depreciation and amortization ...............................        47,287         26,727
              Extraordinary loss - settlement of claim ....................          --          601,500
              Extraordinary gain - Cancellation of Series B Preferred Stock      (927,250)          --
               Loss on investments ........................................          --          164,063
              Stock issued for services ...................................          --          876,309

       Change in assets and liabilities:
              Accounts receivable .........................................          --            9,539
              Other current assets ........................................          --           16,357
              Accounts payable and accrued expenses .......................       143,776         63,690
                                                                              -----------    -----------
                    Cash provided by (used for) operations ................         4,250     (1,385,564)

Cash flow from investing activities:
              Preferred Dividends .........................................        15,750           --
              Settlement Payment ..........................................       (20,000)          --
                                                                              -----------    -----------
              Cash provided by (used for) investing activities ............        (4,250)          --

Cash flow from financing activities:
       Proceeds from issuance of stock ....................................          --        1,388,462
                                                                              -----------    -----------
              Cash provided by (used for) financing activities ............          --        1,388,462

Net increase (decrease) in cash ...........................................           -0-          2,898
Cash, beginning of year ...................................................           -0-          2,249
                                                                              -----------    -----------
              Cash, end of period .........................................   $      --            5,147
                                                                              ===========    ===========

                       See Notes to Financial Statements
                                      F-4

                                    ATC II, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996


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

                                     PART II



ITEM 1.           LEGAL PROCEEDINGS



         The Company is not aware of any material developments in any legal proceedings involving the Company or its subsidiaries during the period covered by this report. However, due to recent resignations of officers and directors of the Company and the discontinuation of the businesses of some of the Company's subsidiaries, there may be other material legal proceedings pending or threatened against the Company, its subsidiaries or former officers and directors of which the current management is not aware. The text below discloses all material developments of legal proceedings, known to the Company, which have occurred subsequent to the third quarter.

         On March 8, 1995, Xeta Corporation, an Oklahoma corporation ("Xeta"), filed suit against the Company in the United States District Court, in the Central District of Utah, case number 95CV-218G. In this suit, Xeta seeks to recover $116,500 which it contends was fraudulently conveyed by the Company in order to avoid payment on a $119,379.42 judgment (exclusive of costs and attorney fees) which the Company owes to Xeta. The Company brought suit against The Canton Industrial Corporation ("CIC"), the alleged recipient of the fraudulent conveyance, and Richard Surber and Gerald Curtis, both directors of the Company at the time of the conveyance. On April 16, 1996, the Court announced its decision to grant Xeta's Motion for Summary Judgment against CIC, but denied the motion as it pertained to the Company's former directors. CIC has appealed the grant of Summary Judgment, claiming that there is a genuine dispute of fact as to whether CIC performed bona fide services to the Company in consideration for the money transferred. That appeal is currently pending. If
Xeta ultimately prevails in this litigation, CIC will likely seek indemnification against the Company for the full $116,500.



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

(b) Reports on Form 8-K. The Company did not make any filings on Form 8-K during the third quarter of the fiscal year.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12TH day of July 1996.

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

  3(b)         *         Bylaws  of the  Company,  filed  as  Exhibit  3(ii)  to
                         Registrant's * Registration Statement on Form S-4 filed
                         June 2, 1990, as amended.

 10(i)(a)     **         Purchase  Agreement  between  the  Company  and Turner,
                         Turner &  Associates,  Richard  H.  Turner,  Robert  E.
                         Turner and Sherry Ruxer  effective  June 30, ** -------
                         -- 1995,  filed as Exhibit 10 to Registrant's  Form 8-K
                         Current Report dated September 26, 1995.

 10(i)(b)                Rescission  Agreement  between the  Company,  Robert E.
                         Turner, Richard H. Turner, and Sherry L. Ruxer signed February 21, 1996, filed as Exhibit *** ------- --- 10(i)(b) to the Registrant's Form 10-QSB for the period ending September 30, 1995.

              * Incorporated herein by reference from the Company's Form 10-KSB for period ended June 30, 1994, filed with the Commission on August 23, 1994.

             **                Incorporated   herein  by   reference   from  the
                               Company's Form 8-K Current Report dated September 26,

           *** ** Incorporated herein by reference from the Company's Form 10-KSB for period ended June 30, 1995, filed with the Commission on June 15, 1996.