Form 10QSB/A
period 1995-09-30
ATC II INC /DE/
filed 1996-08-30
CIK 865286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 FORM 10-QSB/A-1



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

     Total of sequentially numbered pages: 7 Exhibit Index on Page [7] to release the Company from any and all actual or potential claims they may have had against the Company stemming from their respective ownership of the Preferred Stock, including accrued dividends.

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

         On August 20, 1996, the Company appointed Dr. Gerald Curtis as its president and director. The Form 10-QSB for fiscal quarter ended September 30, 1995 initially filed by the Company on July 29, 1996 indicated that Leslie Carter had been appointed as the president and director of the Company. This discrepency was based on a miscommunication between the Company, Jack Hartgrove, James Thompson, Leslie Carter and the Company's filing agent, Canton Financial Services Corporation, concerning the Company's relationship with Ms. Carter. Leslie Carter has never been appointed as an officer or director of the Company. Jack Hartgove and James Thompson resigned as officers and directors of the Company immediately after this situation was resolved, leaving Dr.
Curtis as the Company's sole officer and director.

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of August 1996.

         ATC II, INC.


         /s/ Dr. Gerald Curtis
         Dr. Gerald Curtis

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                            Date



/s/ Dr. Gerald Curtis           President and Director           August 30, 1996
- ------------------------------
Dr. Gerald Curtis