Form 10QSB/A
period 1995-12-31
ATC II INC /DE/
filed 1996-08-30
CIK 865286

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

          On August 20, 1996, the Company appointed Dr. Gerald Curtis as its president and director. The Form 10-QSB for fiscal quarter ended December 31, 1995 initially filed by the Company on July 29, 1996 indicated that Leslie Carter had been appointed as the president and director of the Company. This discrepency was based on a miscommunication between the Company, Jack Hartgrove, James Thompson, Leslie Carter and the Company's filing agent, Canton Financial Services Corporation, concerning the Company's relationship with Ms. Carter. Leslie Carter has never been appointed as an officer or director of the Company. Jack Hartgove and James Thompson resigned as officers and directors of the Company immediately after this situation was resolved, leaving Dr. Curtis as the Company's sole officer and director.

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

Signature                       Title                              Date


/s/ Dr. Gerald Curtis           President and Director         August 30, 1996
- -------------------------------
Dr. Gerald Curtis