Form 10KSB/A
period 1995-06-30
ATC II INC /DE/
filed 1996-09-03
CIK 865286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1


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

         On January 19, 1996 and in order to help facilitate the Purchase Agreement, James Thompson resigned as the Company's president and Richard H. Turner, president of TTA, was appointed as his replacement. The Purchase Agreement, however, was rescinded in February 1996 because many of its conditions had not been met and because all parties involved determined that an alternative structure would be preferable. The Company continued to negotiate with TTA for several months in an attempt to reach a second agreement, but no such agreement was reached. The parties ultimately discontinued all negotiations in May 1996. On May 6, 1996, Richard H. Turner resigned as president and a director of the Company. On August 20, 1996, the Company appointed Dr. Gerald Curtis as its president and director. The Form 10-KSB for the fiscal year ended December 31, 1995 initially filed by the Company on July 16, 1996 indicated that Leslie Carter had been appointed as the president and director of the Company. This discrepency was based on a miscommunication between the Company, Jack Hartgrove, James Thompson, Leslie Carter and the Company's filing agent, Canton Financial Services Corporation, concerning the Company's relationship with Ms. Carter. Leslie Carter has never been appointed as an officer or director of the Company. Jack Hartgove and James Thompson resigned as officers and directors of the Company immediately after this situation was resolved, leaving Dr. Curtis as the Company's sole officer and director.

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

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of August, 1996.

         ATC II, INC.


          /s/ Dr. Gerald Curtis
         Dr. Gerald Curtis, President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                Title                                  Date

/s/ Dr. Gerald Curtis    President and Director                 August 30, 1996
- ---------------------
Dr. Gerald Curtis