Form 10QSB/A
period 1996-03-31
ATC II INC /DE/
filed 1996-09-03
CIK 865286

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


                                    Yes __  No XX

     The number of shares outstanding of the issuer's common stock ($0.01 par value), as of July 30, 1996 was 4,996,811.

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


Signature                  Title                                 Date

/s/ Dr. Gerald Curtis      President and Director                August 30, 1996
- ------------------------
Dr. Gerald Curtis