Form 10KSB
period 1996-06-30
ATC II INC /DE/
filed 1996-10-18
CIK 865286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)
 [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 1996

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

            268 West 400 South, Suite 300 Salt Lake City, Utah 84101
               (Address of Principal Executive Offices) (Zip Code)

                                 (801) 575-8073
                (Issuer's Telephone Number, Including Area Code)


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

                                    Yes  X  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer had no revenues for the year ended June 30, 1996.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of October 14, 1996, was $0.00, because the Company's Common Stock was not traded on a stock market or quotation system.
es:
    The number of shares outstanding of the issuer's common stock ($0.01 par value), as of October 14, 1996 was 4,996,811.

                                   Total of Sequentially Numbered Pages:      19
                                                  Exhibit Index on Page:      16

                                TABLE OF CONTENTS


                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS..............................................3

ITEM 2.   DESCRIPTION OF PROPERTY..............................................5

ITEM 3.   LEGAL PROCEEDINGS....................................................5

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 7

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS............7

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF   OPERATION..........7

ITEM 7.   FINANCIAL STATEMENTS ................................................9

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.......................10

                                    PART III

ITEM  9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT................ 10

ITEM 10.  EXECUTIVE COMPENSATION..............................................10

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS.............................11

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................12

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K....................................14

                  SIGNATURES..................................................15

                  INDEX TO EXHIBITS...........................................16

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Business Development

         ATC II, Inc. is a Delaware corporation with corporate headquarters located in Salt Lake City, Utah. Hereinafter, unless the context indicates otherwise, the term "Company" refers to ATC II, Inc., and its predecessors and former subsidiaries. The Company was originally organized as ATC, Inc. on February 7, 1979 under the laws of British Columbia, Canada. The Company was redomiciled as a Delaware corporation on November 20, 1990. On December 13, 1990, Amertelco, Inc., a Delaware corporation and then the sole owner of the Company, merged into the Company. The Company adopted its present name on July 27, 1993 in conjunction with the revival of its charter under Delaware law.

         From July 1984 through June 1992, the Company's primary business was conducted through its former subsidiary, American Telecommunications Corp., a Texas corporation ("American"), which provided long-distance telecommunications management services to the hotel industry. On June 18, 1992, the Company liquidated its interest in American. For more information on the sale of American and the litigation which resulted from this sale, see the Company's Form 10-KSB for fiscal year ended June 30, 1995 and "Item 6 - Management's Discussion and Analysis or Plan of Operation."

         On August 31, 1993, the Company acquired all outstanding capital stock of Carnegie Film Group, Inc. ("Carnegie") in exchange for shares of the Company's common stock, par value $0.01 ("Common Stock"). On the same day, the Company acquired a $3.6 million promissory note payable by Carnegie in favor of Communications and Entertainment Corporation ("ComEnt"). In exchange for the note, the Company issued shares of Common Stock and 3,076,923 shares of 4% Series A Cumulative Convertible Preferred Stock. The Company also guaranteed the payment of a separate $350,000 demand note executed by Carnegie in favor of ComEnt Funding Corp. ("ComEnt Funding"), a subsidiary of ComEnt. Subsequently, the Company itself borrowed an additional $150,000, payable on demand, from ComEnt Funding.

         ComEnt filed suit against the Company due to the Company's failure to make payments on the note the Company had executed, as well as the note it had guaranteed. The lawsuit was dismissed pursuant to a Settlement Agreement entered by and between the Company, ComEnt, ComEnt Funding and Carnegie on August 15, 1994. Pursuant to the Settlement Agreement, which led to the cancellation of all of ComEnt's 3,076,923 shares of Series A Convertible Preferred Stock and the issuance of 900,000 shares of a new Series B Convertible Preferred Stock to ComEnt.

         On October 2, 1995, the Company paid ComEnt Funding $20,000 in exchange for the redemption of all Series B Convertible Preferred Stock and in settlement of all claims. This payment extinguished all debts owed to ComEnt and ComEnt Funding, including all accrued dividends on the preferred stock. All shares of the Series B Convertible Preferred Stock were ultimately canceled by the Company on July 2, 1996. For more information regarding the purchase of Carnegie, see the Company's Form 10-KSB for fiscal year ended June 30, 1995. The Company no longer has any shares of preferred stock outstanding.

         On  November  5,  1993,  the  Company  formed  Filmways   Entertainment
Corporation, a Delaware corporation ("Filmways"), for the purpose of acquiring, producing and marketing feature length films.

         From August 1993 through June 1994, the Company's subsidiaries, Carnegie and Filmways, engaged in the distribution of feature length motion pictures. During the 1994 fiscal year, these subsidiaries discontinued all film distribution operations. Effective June 23, 1994, the Company sold any and all rights, title and interest it had in the common stock of Carnegie to National Media Inventory, Inc. ("NMI"), an affiliate of the Company. In exchange for the capital stock of Carnegie, the Company received advertising credits in a weekly Spanish language newspaper and a Spanish advertising circular. These advertising credits were subsequently transferred to ComCentral as settlement for claims ComCentral had asserted against the Company. For more information on the disposition of Carnegie, see the Company's Form 10-KSB for fiscal year ended June 30, 1995.

         Effective September 1, 1994, the Company transferred all of its rights and interests in the stock of Filmways to Xeta Corporation pursuant to the order of the United States District Court for the Northern District of Oklahoma. For more information on this transfer to Xeta, see "Item 3 - Legal Proceedings."

         The Company,  through its  subsidiary,  Thistle  Properties,  Inc.,  an
Illinois corporation ("Thistle"), entered into a Real Estate Sales Agreement dated June 20, 1994 (the "RES Agreement"). Through the RES Agreement, Thistle purchased a manufacturing plant located in Canton, Illinois from CyberAmerica
Corporation, a Nevada corporation then known as The Canton Industrial Corporation ("CyberAmerica"). From June 20, 1994 to May 12, 1995, Thistle owned and managed the manufacturing plant. On May 4, 1995, Thistle received a Notice of Default from CyberAmerica. Thistle subsequently informed CyberAmerica that due to Thistle's poor financial position, neither Thistle nor the Company would be able to comply with the terms of the Note. Thistle, with the Company's approval, proposed to forfeit all payments made to CyberAmerica and to allow CyberAmerica to foreclose on the security (100% of Thistle's capital stock) provided by the Amended RES Agreement in exchange for a mutual release of all claims. Effective May 12, 1995, the Company and Thistle executed a Mutual Release with CyberAmerica, through which 100% of the capital stock of Thistle was transferred to CyberAmerica. For more information on the Canton Manufacturing plant, see the Company's Form 10-KSB for fiscal year ended June 30, 1995.

         Thistle entered into a Textile Purchase Agreement dated June 20, 1994 with Carousel, Inc., a Utah corporation, pursuant to which Thistle purchased commercial textiles in exchange for shares of Common Stock. On June 30, 1994, the Company entered into Exchange Agreements with Asset Management Trust, San Pedro Securities, Global Market Systems, and David Newren pursuant to which the Company acquired additional prepaid advertising credits. The textiles and due bills were transferred to ComCentral according to the Compromise, Release and Indemnification Agreement. For more information on this settlement, see "Item 6
- Management's Discussion and Analysis or Plan of Operations."

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

Business of Issuer

         Due to the liquidation of Carnegie and Filmways and the surrender of Thistle to CyberAmerica, the Company no longer has any operating subsidiaries. The Company's business is now directed toward finding a suitable merger or acquisition candidate who can provide the Company with the basis for successful operations. Since the Company lacks significant cash flow, any merger of acquisition effected by the Company will involve the issuance of its Common Stock. As of the date of this filing, the Company has identified potential merger and acquisition candidates; however, all negotiations are in the preliminary stages and no definitive agreements have been reached.

         To help it find an appropriate reorganization partner, the Company has retained the services of Canton Financial Services Corporation, a Nevada corporation ("CFS"). CFS provides financial consulting services including preparing necessary documentation for capital raising, handling shareholder and public relations work, and introducing the Company to suitable business opportunities. CFS introduced the Company to TTA. CFS was originally retained pursuant to a June 30, 1994 Consulting Agreement which has been renewed on a month-to-month basis since that date. According to that Agreement, CFS receives a $30,000 monthly fee which the Company can pay in cash or by issuing restricted common stock to CFS. CFS is a subsidiary of the aforementioned CyberAmerica. For more information on both CFS and CyberAmerica, see "Item 12 - Certain Relationships and Related Transactions."

         The Company has no full time employees. However, pursuant to the consulting agreement with CFS, the Company receives consulting, administrative and other services from CFS as needed. CFS employs approximately 40 full-time employees, many of whom rendered services to the Company during the fiscal year.

ITEM 2.           DESCRIPTION OF PROPERTY.

         In August 1996, the Company relocated its corporate headquarters from 6701 Baum Drive, Suite 345, Knoxville, Tennessee, 37919 to 268 West 400 South, Suite 300, Salt Lake City, Utah, 84101. This office space is currently being leased by the Company pursuant to the Consulting Agreement with Canton Financial Services Corporation. The Company does not own any property, and does not anticipate the purchase of additional property in the near future.

ITEM 3.           LEGAL PROCEEDINGS

         The Company knows of no material legal proceedings or material developments in any legal proceedings involving the Company or its subsidiaries, other than those discussed below. However, due to the recent resignations of officers and directors of the Company and the discontinuation of the businesses of some of the Company's subsidiaries, there may be other material legal proceedings pending or threatened against the Company, its subsidiaries or former officers and directors of which current management is not aware.

         On February 5, 1993, BG Acorn Capital Fund, a trust formed under the laws of the Province of Ontario, Canada (the "Trust"), filed suit in the Supreme Court of British Columbia against the Company and former officers of the Company, Richard L. Liu and Raymond R. Cottrell. The Trust contends that the Company owed it $500,000 plus interest at 10% from December 1990 and sought costs and further relief for the Company's failure to repay indebtedness. The Trust alleged that funds advanced to the Company's subsidiary, American Telecommunications Corp., were for the benefit of, and used by, the Company. The Trust received a judgment against American prior to filing this lawsuit. The Company contends that the court does not have jurisdiction over it and that the money is owed by American, not the Company. This action was set for trial on September 7, 1994, but the Trust did not proceed to trial at that time. Trial could be rescheduled by the Trust.

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

         On September 18, 1992, Xeta Corporation, an Oklahoma corporation ("Xeta"), filed suit in the United States District Court for the Northern District of Oklahoma, against the Company based on the alleged breach of a security agreement. On August 26, 1993, Xeta obtained Summary Judgment against the Company and American in the principal sum of $119,379.42 plus $30,479.72 for attorney's fees and costs. The Company accrued the amount of the judgment as an expense. In December 1993, the Company filed an appeal with the Tenth Circuit Court of Appeals, challenging the Summary Judgment on various procedural issues. The Company was represented by local counsel on September 26, 1994, at oral arguments of such appeal. On October 10, 1994, the Tenth Circuit affirmed Summary Judgment. On July 21, 1994, following several asset hearings and other collections efforts, the Court issued an Order for Judgment Debtor to Appear and Turn Over Assets and Property to the Plaintiff (the "Order"). Pursuant to the Order, the Company transferred all outstanding shares of the capital stock of Filmways to Xeta.

         On March 8, 1995, Xeta filed a related suit in the United States District Court, in the Central District of Utah, case number 95CV-218G. In this suit, Xeta is seeking to recover $116,500 which it contends was fraudulently conveyed by the Company in order to avoid payment on the judgment held by Xeta. Xeta brought suit against CyberAmerica Corporation (then known as The Canton Industrial Corporation), the recipient of the alleged fraudulent conveyance, as well as Richard Surber and Dr. Gerald Curtis, both directors of the Company at the time of the transfer. On April 16, 1996, the Court announced its decision to grant Xeta's Motion for Summary Judgment against CyberAmerica, but denied Xeta's motion in regard to Mr. Surber and Dr. Curtis. CyberAmerica has appealed the granting of Summary Judgment and that appeal is currently pending. If Xeta ultimately prevails in this litigation, CyberAmerica will likely seek indemnification against the Company for the full $116,500.

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

         On December 30, 1994, Krishna Shah, an individual, filed a complaint in the Superior Court for the State of California, County of Los Angeles, case number BC119166. The complaint was filed against N. Norman Muller, ComEnt, the Company, Carnegie Film Group, Jerry Minsky, Perry Scheer, Susan Bender, Larry Meyers, Robert E. Hesse and Double Helix Films, Inc. Shah's complaint alleged that the defendants had made false promises to the plaintiff and, through a series of corporate mergers and acquisitions, negligently injured the plaintiff to the extent of $152,000. The suit seeks unspecified compensatory and punitive damages as well as emotional distress damages. Shah has filed a motion seeking a default judgment against the Company, but this motion has yet to be granted. The Company believes that the suit is without merit and intends to respond in the appropriate manner.

         On July 11, 1995, the Company filed a complaint in the State of Utah, Third Judicial District Court against Louis Metzer, an individual resident of a foreign country, civil case number 950904843. On November 1, 1994, Louis Metzer entered into a stock purchase agreement with the Company, wherein Metzer agreed to purchase 250,000 shares of the Company's Common Stock in exchange for $187,500. On the same date, Metzer entered into a written promissory note promising to pay the Company $187,500 plus 6% per annum on or before February 1, 1995. Metzer has defaulted on the promissory note and the Company is seeking recovery on said note. Efforts to serve Metzer have been unsuccessful. The Company is currently working to locate Metzer to complete service.

         On July 11, 1995, the Company filed a complaint against Christopher Wells, an individual resident of a foreign country, in the State of Utah, Third Judicial District Court civil case number 950904842. On October 10, 1994, Christopher Wells ("Wells") entered into a stock purchase agreement with the Company, in which Wells agreed to purchase 1,500,000 shares of the Company's Common Stock. The transaction was secured by a promissory note with a face value of $562,500 entered into between both parties on October 10, 1994. Wells has defaulted on the promissory note and the Company seeks to recover on said note. Efforts to serve Wells have been unsuccessful. The Company is currently working to locate Wells to complete service.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matters to a vote of security holders during the fourth quarter of fiscal year 1996 and had not submitted any such matters as of October 14, 1996.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         The common stock of the Company traded over-the-counter on the NASDAQ Small Cap Market under the symbol "ATCI" until December 22, 1994 when it was delisted for failure to maintain minimum listing requirements. The Company's Common Stock has not publicly traded since that time. Accordingly, the table below only quotes prices through the end of 1994. The Company intends to apply to have its securities traded on the OTC Bulletin Board, and is in the process of obtaining a quotation pursuant to Rule 15c2-11 under the Securities Exchange Act of 1934. The table set forth below lists the range of high and low bids for the Company's Common Stock as reported by NASDAQ for each quarter during the Company's 1994 fiscal year. The prices in the table reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. These prices HAVE been adjusted for the 1-for-40 reverse split effected August 24, 1994.

 Calendar Year           Calendar Quarter             High             Low
   1994                    Third                     $6.00           $2.40
   1994                    Fourth (Partial Period)   $3.60           $2.40

         On August 16, 1994, the Company's shareholders approved one-for-ten (1:10) and one-for-four (1:4) reverse splits of the Company's common stock (effectively amounting to a one-for-forty (1:40) reverse split), which took effect on August 24, 1994. For more information, see the Company's Form 10-QSB/A for the quarter ending September 30, 1994.

Holders

         As of October 14, 1996, there were 423 stockholders of record holding 4,996,811 shares of the Company's Common Stock.

Dividends

         The Company has not declared any cash dividends for the last three fiscal years and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the Board of Directors and will depend on the Company's earnings, capital requirements, financial condition, and other relevant factors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

         The following discussion should be read together with the Company's consolidated financial statements and notes thereto included in this Form 10-KSB.

         From 1984 to 1993, the Company's business was in telecommunications and producing and distributing feature length motion pictures. In June 1992, the Company began to divest its interest in certain unprofitable subsidiaries. Similar divestitures followed in fiscal 1993 and 1994. In fiscal 1994, the
Company focused its efforts on discontinuing or winding down unsuccessful operations, resolving existing and potential liabilities and searching for attractive merger or acquisition partners and profitable business opportunities. These efforts, which continued in fiscal 1995 and 1996, have affected inter-period comparability of the Company's operating results and financial condition.

         On December 29, 1994, the Company and ComCentral Corp., a Utah corporation n/k/a Tianrong Building Material Holdings, Ltd. ("ComCentral"), agreed to a Compromise, Release and Indemnification Agreement. This settled ComCentral's claim that the Company breached representations it, or its predecessor in interest, allegedly made in a 1992 agreement between the companies whereby the Company sold to ComCentral all of the common stock of American Telecommunications Corp. ("American"). ComCentral claimed that the Company had misrepresented the value of American's assets and existing contracts and asserted damages of $2,533,600. The parties agreed to fully settle these claims with the Company's immediate transfer to ComCentral of textiles valued at $626,500 and media credits valued at $775,000, and a future transfer of $250,000 worth of media credits. ComCentral agreed to assume the payment obligation of a $400,000 promissory note secured by the media credits. ComCentral also assumed the position of payee with respect to a promissory note on the textiles which was initially payable to Carousel, Inc. by Thistle Properties, Inc., a former wholly owned subsidiary of the Company. The Company's current management was unaware of the existence of this potential liability until it was notified by ComCentral in January 1995. For more information on the settlement with ComCentral, see the Company's Form 10-KSB for the fiscal year ended June 30, 1995.

         In May 1994, CyberAmerica Corporation, a Nevada corporation then known as The Canton Industrial Corporation ("CyberAmerica"), served Thistle Properties, Inc., then a wholly-owned subsidiary of the Company ("Thistle"), and the Company with a Notice of Default on the Real Estate Lien Note executed between the parties. Thistle proposed to forfeit all payments previously made under the Real Estate Sales Agreement entered by and between Thistle and CyberAmerica and to allow CyberAmerica to foreclose on the security (100% of the capital stock of Thistle) in exchange for a mutual release of all claims. Effective May 12, 1995 the Company and Thistle executed a Mutual Release with CyberAmerica by which the Company transferred 100% of the capital stock of Thistle to CyberAmerica and by which CyberAmerica released the Company from all obligations with respect to the Canton Manufacturing plant. For more information on this transaction see "Item 1 - Description of Business" and the Company's Form 10-KSB for fiscal year ended June 30, 1995.

         Effective September 1, 1994, the Company transferred all of its rights and interests in the stock of Filmways Entertainment Corporation, to Xeta Corporation pursuant to an order of the United States District Court for the District of Oklahoma. For more information on this transfer, see "Item 3 Legal Proceedings."

         By the end of the 1994 fiscal year, the Company had disposed of nearly all of its assets in an attempt to extinguish liabilities and restructure operations. The Company's emphasis then shifted toward finding a suitable acquisition or merger candidate.

         Effective June 30, 1995, the Company entered into a Purchase Agreement with Turner, Turner & Associates, a Washington corporation ("TTA"), and TTA's shareholders. According to the Purchase Agreement, the Company acquired the rights to United States Patents numbered 5,296,216 and 5,306,509. The patents were developed by TTA and relate to STOMASTATTM, a peroxide and bicarbonate-based solution that cleanses, irrigates, and protects the oral cavity from stomatitis, a process which results in mouth ulcers or canker sores. The Company intended to make the production and distribution of STOMASTATTM the focal point of its operations.

         On January 19, 1996 and in order to help facilitate the Purchase Agreement, Richard H. Turner, the president of TTA, was appointed as the Company's president and director. The Purchase Agreement, however, was rescinded in February 1996 because many of its conditions had not been met and because all parties involved determined that an alternative structure would be preferable. The Company continued to negotiate with TTA for several months in an attempt to reach a second agreement, but no such agreement was reached. The parties ultimately discontinued all negotiations in May 1996. On May 6, 1996, Richard H. Turner resigned as president and a director of the Company. On August 20, 1996, the Company appointed Dr. Gerald Curtis as its president and director. Jack Hartgrove and James Thompson resigned as officers and directors of the Company immediately after the appointment of Dr. Curtis, leaving Dr. Curtis as the Company's sole officer and director.

         Under new management, the Company is continuing its search for a suitable merger or acquisition partner. As of the date of this filing, the Company has identified potential merger and acquisition candidates, however all negotiations are in the preliminary stages and no definitive agreements have been reached.

Plan of Operation

         The Company has not had any revenue from operations during the past two fiscal years. The following discussion of the Company's plan of operations should be read in conjunction with the audited financial statements included in this Form 10-KSB.

         As a result of the transfers of Carnegie, Filmways, and Thistle, and the rescission of the Purchase Agreement with TTA, the Company no longer has any operating or other significant assets. The Company does not currently produce any goods or provide any services, and has no employees aside from it current president. The Company's business plan involves merging with or acquiring a suitable business entity that can provide the Company with a basis for successful operations. While the Company is currently in negotiation with potential merger or acquisition candidates, all discussions are currently in the preliminary stages, and no definitive agreements have been reached. The Company can provide no assurances that the Company will be able to locate an entity with which to combine or that, if such a combination is achieved, that it will be profitable, worthwhile or sustainable.

         Since the Company no longer has any significant assets, any merger or acquisition that the Company ultimately effects will involve the issuance of the Company's Common Stock. Such an exchange of the Company's Common Stock would substantially dilute the existing ownership position of the Company's current shareholders. A merger or acquisition will also likely result in the Company's recruitment of additional employees.

         The Company is in the process of obtaining a quotation for its Common Stock pursuant to the provisions of Rule 15c2-11 under the Securities Exchange Act of 1934. The Company hopes that obtaining a quotation will facilitate the Company's efforts to acquire merger or acquisition candidates through the issuance of Common Stock. However, the Company can provide no assurances that it will be able to obtain a quotation of its Common Stock or that, if it is successful in obtaining a quotation, that the Company will successfully effect a merger or acquisition.

         In order to help it find a suitable merger or acquisition partner, the Company has retained the services of Canton Financial Services Corporation, a Nevada corporation which provides professional business consulting services ("CFS"). CFS assists the company in preparing the documentation necessary to raise capital, finding suitable business opportunities, and handling shareholder and public relations work. CFS was originally retained pursuant to a June 30, 1994 Consulting Agreement which originally had a one year term, but has been renewed on a month-to-month basis since that time. According to that Agreement, CFS receives a $30,000 monthly fee which the Company can pay in cash or by issuing restricted common stock to CFS.

ITEM 7.  FINANCIAL STATEMENTS

         Please see Pages F-1 through F-13.

                       ATC II, INC. AND SUBSIDIARIES

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


                                                             PAGE
Consolidated Financial Statements (Submitted in response to Part II, Item 7):

     Independent Auditor's Report (Year Ended June 30, 1996) F-2

     Consolidated Balance Sheets - June 30, 1996             F-3

     Consolidated Statements of Loss - for the Years
      Ended June 30, 1996, and 1995                          F-4

     Consolidated  Statements of Stockholders' Equity/
      Deficit - for the Period from July 1, 1994
      through June 30, 1996                                  F-5

     Consolidated Statements of Cash Flows - for the Years
      Ended June 30, 1996, and 1995                          F-6

     Notes to Consolidated Financial Statements              F-7

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
ATC II, Inc.
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of ATC II, Inc. and subsidiaries as of June 30, 1996, and the related consolidated statements of loss, stockholders' equity, and cash flows for the years ended June 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ATC II, Inc. and subsidiaries as of June 30, 1996, and the results of their operations and their cash flows for the years ended June 30, 1996 and 1995 in conformity with generally accepted accounting principles.

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


Crouch, Bierwolf & Chisholm
Salt Lake City, Utah
October 14, 1996

                          ATC II, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet
                                  June 30, 1996


     ASSETS

  Film distribution rights (Net of Amortization of $63,050)$ ..         252,200

Total Assets ..................................................    $    252,200


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Accounts payable ............................................    $    213,904
  Accrued expenses (Note 1) ...................................         379,354
  Notes payable-current (Note 2) ..............................         157,500

Total Current Liabilities .....................................         750,758


Total Liabilities .............................................         750,758

STOCKHOLDERS' DEFICIT

 Common Stock, $.01 par value;
     20,000,000 shares authorized;
     4,978,580 shares issued and outstanding ..................          49,786
  Paid-in capital .............................................      24,160,854
  Accumulated deficit .........................................     (24,709,198)

Total Stockholders' Deficit ...................................        (498,558)

Total Liabilities and Stockholders' Deficit ...................    $    252,200

                                      F-3
The accompanying notes are an integral part of these financial statements.

                          ATC II, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF LOSS
                       YEARS ENDED JUNE 30, 1996 AND 1995

                                                    1996        1995

Sales ...................................      $   --       $      --
Cost of sales ...........................          --              --

Gross profit ............................          --              --

Operating expenses:
  General and administrative ............         2,981      1,126,214
  Amortization ..........................        63,050           --
  Salaries and consulting fees ..........        23,077      1,185,898

Total operating expenses ................        89,108      2,312,112

Loss from operations ....................       (89,108)    (2,312,112)

Other income (expense):
  Interest expense ......................       (21,030)      (207,384)
  Asset valuation adjustment ............          --         (486,850)
  Loss in value of investments ..........          --         (214,779)

Total other income (expense) ............       (21,030)      (909,013)

Income (loss) from continuing operations       (110,138)    (3,221,125)

Loss from discontinued operations
(Note 3) ................................          --         (582,769)

Net loss before preferred dividends .....      (110,138)    (3,803,894)

Preferred dividends (Note 6) ............        15,750         31,500

Net loss before extraordinary items .....      (125,888)    (3,835,394)

Extraordinary items:

Gain on forgiveness of debt
(net of tax of $0) (Note 6) .............        47,250           --

Net loss ................................   $    (78,638) $(3,835,394)


Loss per share (Note 1):
  Loss from continuing operations .......   $      (0.04) $     (1.26)
  Loss from discontinued operations .....   $       0.00  $     (0.23)
  Extraordinary item ....................   $       0.02  $        --

Loss per share ..........................   $      (0.02) $      (1.49)

Weighted average shares outstanding .....   $  2,875,299  $ 2,550,446

   The accompanying notes are an integral part of these financial statements.

                                                    ATC II INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                      YEAR ENDED JUNE 30, 1996



                                 Series A       Series A      Series B       Series B        Common         Common
                                 Preferred      Preferred     Preferred      Preferred        Stock          Stock
                                  Shares         Amount         Shares        Amount         Shares         Amount
                               -------------  -------------  ------------  -------------  -------------  -------------

Balance at June 30, 1994 ....   3,076,923     $    30,769    $     --            --        503,689       $  5,037

Shares issued for services ..           --           --            --            --       9,481,331        94,813

Shares issued for cash ......           --           --            --            --         476,711         4,767

Shares issued for assets ....           --           --            --            --       1,043,750        10,438

Conversion of preferred stock     (3,076,923)     (30,769)      900,000       900,000          --            --

Move redeemable stock
  above equity section ......           --           --            --            --            --            --

Transferred Thistle to Canton
  (Note 7) ..................           --           --            --            --            --            --

Net loss for the year
  ended June 30, 1995 .......           --           --            --            --            --            --
                                ------------   ----------    ----------    ----------    ----------    ----------

Balance at June 30, 1995 ....   $       --           --        900,000     $  900,000    11,505,481 $     115,055

Redemption of preferred stock
  (Note 6) ..................           --           --        (900,000)     (900,000)         --            --

Factional shares ............           --           --            --            --             (73)           (1)

Cancellation of shares
  (Note 8) ..................                        --            --            --      - (8,468,156     (84,682)

Stock issuance for consulting
  services ..................           --           --            --            --       1,941,328        19,414

Net loss for the year
  ended June 30, 1996 .......           --           --            --            --            --            --
                                ------------   ----------    ----------    ----------    ----------    ----------

Balance at June 30, 1996 ....   $       --           --      $     --            --      4,978,580 $       49,786
                                ============   ==========    ==========    ==========    ==========    ==========

                             The accompanying notes are an integral part of these financial statements.


                                                               F-5(a)

                                                    ATC II INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                      YEAR ENDED JUNE 30, 1996

                                                                                   Total
                                    Paid-in        Accumulated     Valuation    Stockholder
                                    Capital         Deficit        Allowance      Deficit
                                 --------------  --------------  ------------- --------------

Balance at June 30, 1994 ....   $ 21,552,719    $  (20,795,166)  $   (441,684) $     351,675

Shares issued for services ..        975,366              --             --        1,070,179

Shares issued for cash ......        633,694              --             --          638,461

Shares issued for assets ....        903,624              --             --          914,062

Conversion of preferred stock       (869,231)             --             --              --

Move redeemable stock
  above equity section ......           --                --             --          (900,000)

Transferred Thistle to Canton
  (Note 7) ..................           --                --          441,684         441,684

Net loss for the year
  ended June 30, 1995 .......           -          (3,835,394)           -         (3,835,394)
                               --------------   -------------   ------------    ------------

Balance at June 30, 1995 ....   $ 23,196,172  $   (24,630,560)  $        -         (1,319,333)

Redemption of preferred stock
  (Note 6) ..................        880,000             --             --           880,000

Factional shares ............           --               --             --                (1)

Cancellation of shares
  (Note 8) ..................         84,682             --             --              --

Stock issuance for consulting
  services ..................           --               --             --            19,414

Net loss for the year
  ended June 30, 1996 .......           --            (78,638)          --           (78,638)
                                 --------------   -------------   ------------    ------------

Balance at June 30, 1996 ....   $   24,160,854 $     (24,709,198) $      --          (498,558)
                                  ==============   =============   ============    ============

                             The accompanying notes are an integral part of these financial statements.

                                                               F-5(b)

                          ATC II, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30. 1996 AND 1995

                                                           1996        1995
    Cash flow from operations:
        Loss from continuing operations                $  (78,638) $(3,221,125)
        Adjustment to reconcile loss to net cash
          provided by (uses for) continuing operations:
         Bad debt                                            -        750,000
         Depreciation and amortization                     63,050        -
         Loss on valuation adj. inventory, receivables       -        701,629
         Gain on forgiveness of debt                      (47,250)       -
         Shares issued for services                        19,414    1,070,179
       Change in assets and liabilities net of acquisitions:
         Accounts, notes, and other receivables              -         40,850
         Prepaid expenses                                    -         61,086
         Accounts payable                                  22,394     (68,483)
         Accrued expenses                                  21,030    (253,643)
    Cash used for continuing operations                      -       (919,507)

    Gain (loss) from discontinued operations:                -       (582,769)
       Adjustments to reconcile gain (loss) to net cash
        provided by (used for) discontinued operations:
         Disposal of Thistle and Filmways                    -        830,719
         Depreciation                                        -         30,847

    Cash provided by (used for) discontinued operations      -        278,797
    Cash provided by (used for) operating activities         -       (640,710)

    Cash flow from investing activities:

    Cash flow from financing activities:
    Proceeds from stock issuances                            -        638,461

    Cash provided by (used for) financing activities         -        638,461

    Net increase (decrease)in cash                           -         (2,249)

    Cash, beginning of year                                  -          2,249

    Cash, end of year                                  $     -     $     -

    Supplemental cashflow information:
       Cash paid for interest                          $     -     $  207,384

    Noncash investing and financing transactions:
       Purchase of assets with common stock                  -        914,062

   The accompanying notes are an integral part of these financial statements.

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

     Filmways Entertainment Corporation was incorporated in the State of Delaware on November 5, 1993. Its primary business was the distribution of films in the United States and internationally. Filmways was awarded to another company in settlement of a lawsuit on September 1, 1994.

     Thistle Properties, Inc. (Formerly known as TAC of Illinois) was organized in the State of Illinois. ATC II purchased Thistle from CyberAmerica Corporation, a Nevada corporation, formerly known as the Canton Industrial Corporation (CyberAmerica) to hold commercial rental real estate (see Note 7). Thistle was returned to CyberAmerica after Thistle defaulted on a loan on May 12, 1995.

     Principles of Consolidation - The consolidated financial statements for the year ended June 30, 1996 include the accounts of ATC II, Inc. (formerly ATC, Inc.) only.

     The consolidated financial statements as of June 30, 1995 include the accounts of ATC II, Inc. and its subsidiaries, Thistle Properties, Inc. (Thistle) until May 12, 1995, when Thistle was returned to CyberAmerica; and Filmways Entertainment Corporation until September 1, 1994, when Filmways was awarded to another company in settlement of a lawsuit.

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

     Property and equipment are recorded at cost. Depreciation expense for the year ended June 30, 1995 was included in the "discontinued operations" (see Note
3) and amounted to $30,847.

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

     Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at June 30, 1996 and 1995, accordingly, no deferred tax liabilities or assets have been recognized for temporary differences as of June 30, 1996 and 1995.

     The Company had cumulative net operating loss carryforwards of over $5,000,000 at June 30, 1996, and 1995. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards have been offset by valuation reserves of the same amount.

     Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Accrued Expenses - Accrued expenses include $85,715 in accrued interest expense, $149,858 to settle a judgement against the Company from a previous lawsuit, $113,781 in accrued attorneys fees, and $30,000 for consulting fees.

     Film Distribution Rights - On September 20, 1993 the Company entered into an agreement to acquire all ownership rights, title and interest in (subject to existing distribution agreements) five motion picture films for 25,000 shares of common stock valued at $0.02 per share (average price during period of negotiation and sale). The film distribution rights are amortized over five years using the straight line method. At June 30, 1995 the film rights were written-down by $486,850 to reflect the current market price as established by a film distribution company.

     Intangible assets - Film Distribution Rights are amortized using the straight line method over the 60 month period they are expected to benefit. At June 30, 1995 the film rights were written-down by $486,850 to reflect the current market price as established by a film distribution company. The amortization of the rights for the period ended June 30, 1996 was $63,050.

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

NOTE 2 - NOTES PAYABLE

     At June 30, 1996 notes payable consist of the following:

     Various notes payable on demand or are currently due totalling $130,000 at an interest rate of 15% per annum.

     Note payable due on demand for $27,500 at 8% per annum.

     Accrued interest on the above notes at June 30, 1996 was $85,715.

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

     Thistle Properties, Inc. (Thistle) On May 4, 1995 Thistle received a Notice of Default from CyberAmerica, on the Real Estate Lien Note attached to property (See Note 7). The Company subsequently allowed CyberAmerica to foreclose on the security (100% of Thistle's capital stock) in exchange for a mutual release of all claims. The loss of $42,166 recorded on the books of Thistle is recorded as a loss from discontinued operations.

     Filmways Entertainment Corporation (Filmways) Effective September 1, 1994 the Company transferred all of its rights and interests in the stock of Filmways to Xeta Corporation pursuant to the order of the United States District Court for the Northern District of Oklahoma. The accounts of Filmways were written-off to discontinued operations resulting in a gain of $45,883.

NOTE 4 - LITIGATION

     The Company is a litigant in several law suits resulting from the poor financial condition of the Company and its prior subsidiaries. The Company received a summary judgement against it in the amount of $149,859. This amount has not yet been paid. However, the Company has recorded this expense during 1994, and the liability is recorded as an accrued expense for the years ended June 30, 1996 and 1995.

     The potential exposure from other litigation at June 30, 1996 is $1,139,879 plus punitive damages and interest. The actual amount of possible loss can not be estimated at this time. Management believes that the outcome of any of the actions against the Company may have a material impact on its financial position and results of operations. The financial statements have not been adjusted to reflect the outcome of these contingencies.

     On July 21, 1994 following several asset hearings and other collection efforts, the United States District Court of the Northern District of Oklahoma issued an Order for Judgment Debtor to Appear and Turn over Assets and Property to the Plaintiff (the Order). The Order required the Company to turn over and relinquish possession to the Plaintiff all the assets of Carnegie and Filmways and all documents relating to accounts receivables of Carnegie and Filmways.

     The Company did not turn over the five films known as the Weintraub Library as part of its required compliance with the Order because the library was outside the scope of the Order. The library had previously been transferred to another wholly owned subsidiary, Thistle Properties, Inc. Thistle subsequently transferred the Weintraub Library to ATC II prior to receiving the default notice from CyberAmerica (See Note 3).

     On August 15, 1994 the Company entered into a Settlement Agreement with the holder of the 3,076,923 shares of Series A Convertible Preferred Stock in which, among other things, the Series A Convertible Preferred Stock was exchanged for 900,000 shares of Series B Convertible Preferred Stock. The Series B Preferred Stock is convertible, share for share into Common Stock at the holders' option. The Preferred Stock pays a 7% cumulative dividend and will be redeemed for $1 per share if not converted after five years from the date of issuance. On October 6, 1995, the Company redeemed 900,000 shares of preferred stock for $20,000 (Note 6).

     During July 1995, the Company filed complaints in the State of Utah to recover damages from unexecuted common stock subscriptions. The Company alleges that the stock agreements of 250,000 and 1,500,000 valued at $187,500 and $562,500. Both cases are in exploratory stages. The financial statements have not been adjusted to reflect the possible collections of these lawsuits.

NOTE 5 - GOING CONCERN

     The  accompanying  consolidated  financial  statements  have been  prepared assuming  the  Company  will  continue  as a  going  concern.  As  shown  in the accompanying consolidated financial statements the Company has incurred substantial operating losses in recent years and as of June 30, 1996 has no current assets to pay the current liabilities. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 6 - STOCKHOLDERS' EQUITY

     Preferred stock. On October 2, 1990 shareholder approval was obtained for the creation of 5,000,000 shares of Class "A" Preferred shares with a par value of $0.01, 4% cumulative convertible preferred stock. At June 30, 1994 3,076,923 share were issued and outstanding which are convertible into 3,076,923 shares of ATC II common stock with an initial liquidation preference of $1.30.
The preferred stock was issued for the purchase of a note from an outside comapny. (see Note 3).

     On August 15, 1994 the Company entered into a Settlement Agreement with the holder of the 3,076,923 shares of Series A Convertible Preferred Stock in which, among other things, the Series A Convertible Preferred Stock was exchanged for 900,000 shares of Series B Redeemable Convertible Preferred Stock. The Series B Preferred Stock is convertible, share for share into Common Stock at the holders' option. The Preferred
     Stock pays a 7% cumulative dividend (3.5% in the first year) and will be redeemed for $1 per share if not converted after five years from the date of issuance. If the Company fails to pay dividends for six consecutive quarters, it must redeem outstanding shares upon demand of the holders at $1.00 per share. At June 30, 1995 the Company was in arrears for four quarters, or $31,500.

     On October 6, 1995, the Company redeemed 900,000 shares of the redeemable preferred stock for $20,000. CyberAmerica paid the $20,000 in behalf of the Company to redeem the stock. The accounts payable includes the $20,000. The remaining par value of $880,000 was reflected in paid-in capital.

     The Agreement released the Company from any obligation to pay preferred dividends of $15,750 for 1996 and $31,500 for 1995. The extraordinary item of $47,250 ($.02 per share) represents the Company's gain on the forgiveness of preferred dividends in 1995 for $31,500 and $15,750 in 1996. The Company does not have any income tax adjustment due to tax carryforwards. (See Note 1)

     Private placement. During the year ended June 30, 1995 the Company issued 476,711 shares of common stock for cash in the amount of $638,461.

     During the year ended June 30, 1995 the Company issued 1,043,750 shares of common stock for assets (primarily stock in other companies) valued at $914,062. It was later determined that the stock received was worthless and was therefore written off.

     At June 30, 1995 the Company had issued 2,668,152 shares of common stock to an escrow agent to hold pending an agreement regarding a business opportunity. The negotiations were subsequently withdrawn and the shares returned during July of 1996.

     During the year ended June 30, 1995 the Company issued 9,481,331 shares of common stock to various consultants and officers of the Company for services rendered valued at $1,070,179.

     On May 5, 1996, the Company issued 1,941,328 shares of common stock for consulting services performed by Canton Financial Services, Inc. (CFS), a wholly owned subsidiary of CyberAmerica. (See Note 7)

     Options.

     In March, 1990, the Company authorized an Employee Incentive Stock Option Plan permitting the issuance of options to purchase up to 5,833 shares of the Company's common stock. In addition, the Board of Directors approved the issuance to non- employee directors of up to 1,333 shares of the Company's common stock. The options are to be issued at market value at the time of the grant. At June 30, 1996 options to purchases 46,417 shares of common stock at an exercise price between $30.00 and $72.00 were outstanding.

     Warrants.

     The Company, from time to time, grants warrants at exercise prices equal to or above market price in consideration of loans to the Company, settlement of lawsuits, forgiveness of debt, or purchases of assets. At June 30, 1996 warrants to purchase 30,885 shares of common stock at an exercise price between $40.00 and $122.80 were outstanding.

NOTE 7 - RELATED PARTY TRANSACTIONS

     Property purchase. Effective June 30, 1994 the Company purchased property located in Canton, Ill. from CyberAmerica, a Company owning 19% of the outstanding common stock. The Company also purchased its wholly owned subsidiary, Thistle, from CyberAmerica to hold the property.

     The purchase price of the property was recorded at predecessor cost as follows:

          Short-term note payable        $    428,000
          Long-term debt                      397,000
          Assume EPA Liability                160,000
          Property tax payable                150,783
            Total                           1,135,783
          Net predecessor cost of property   (694,099)
          Valuation allowance             $   441,684

     During the year ended June 30, 1995, the Company paid $60,000 in cash applied to the principal of the short-term note, $118,000 in interest payments, and issued $250,000 of media due bills in partial satisfaction of the short-term note. Effective May 12, 1995 the Company allowed CyberAmerica to foreclose on the security (100% of Thistle capital stock) because Thistle was in default on the loan to CyberAmerica. The loss on this property was recorded in discontinued operations.

     Consulting agreement. The Company has entered into a consulting agreement with Canton Financial Services (CFS) (a wholly owned subsidiary of CyberAmerica) to provide general business consulting and administrative services. The agreement is dated April 29, 1994. The Company will pay CFS $30,000 per month in cash or in shares of restricted stock of the Company at the rate of one half (1/2) the average bid price over a ten day period ending the 14th of the month.

NOTE 8  - RECISSION OF AGREEMENT

     During June 1995, the Company signed a Purchase Agreement with Turner, Turner & Associates, a Washington corporation (TTA). According to the Purchase Agreement, the Company acquired all rights and interests in U.S. Patents numbers 5,296,216 and 5,306,509 (the Patents). In exchange for the Patents, the Company issued 8,468,156 shares of its common stock to a designee of TTA and CFS for services to be performed. The Purchase Agreement was subsequently rescinded in February 1996 because conditions had not been met by the Company and TTA. The Company continued to negotiate with TTA in an attempt to acquire the Patents. On May 5, 1996, the Company ceased all negotiations with TTA. On June 13, 1996, the Company cancelled the 8,468,156 shares previously issued to all parties involved.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         There have been no changes in the Company's principal independent accountants during the two most recent fiscal years.

                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

      Name                                   Age         Title(s)
      Gerald Curtis                          63          President and Director

     Dr. Gerald Curtis was appointed as president and director of the Company on August 20, 1996. Dr. Curtis served a previous term as the Company's president from May 1994 to June 1995. Dr. Curtis has been a licensed dentist for over 20 years and has been a partner in real estate development and sales companies. Dr. Curtis was previously a partner in a movie production company and has also held executive positions with oil and gas companies.

Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of the forms furnished to the Company during the fiscal year, the Company is not aware of any person, who at any time during the fiscal year ended June 30, 1996 was a director, officer, or beneficial owner of more than ten percent of the Company's Common Stock and failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act with respect to that fiscal year, other than the following: Dr. Curtis failed to file Form 3 within 10 days of his appointment as the Company's president and a director, but has since filed that document with the Commission.

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

         No compensation in excess of $100,000 was awarded to, earned by, or paid to any executive officer of the Company during the 1996 fiscal year.

         The following table provides summary information for each of the last three fiscal years concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of: Dr. Gerald Curtis, the Company's current president, who also served as the Company's president from May 1994 to June 1995, and James L. Thompson, the Company's president from June 1995 to January 1996.



                                                     SUMMARY COMPENSATION TABLE
                                                 Annual Compensation                Awards        Payouts
                                                                  Restricted       Securities                    Other
                                                 Other Annual        Stock         Underlying      LTIP       Compensation
 Name & Position    Year    Salary    Bonus($)   Compensation    Award(s) ($)    Options/SARs(#)    Payouts
 ---------------    ----    ------    --------   ------------    ------------    ---------------    -------    ------------
Gerald Curtis       1996       0         0             0               0                0              0           0
Current President   1995       0         0             0            47,5311             0              0           0
                    1994       0         0             0            9,3752              0              0           0
James Thompson      1996       0         0             0               0                0              0           0
Former President    1995       0         0             0               0                0              0           0


1.Gerald Curtis received shares of restricted Common Stock for services rendered during fiscal 1995. The value above is the product of the closing market price of unrestricted stock on the date of grant and the number of restricted shares issued (57,629) net of consideration paid by Gerald Curtis. There is, however, no market for restricted shares of the Company's Common Stock and the numbers above do not therefore reflect the actual value of the shares received by Dr. Curtis. Dividends declared by the Company on its Common Stock, if any, would also be applicable to those shares.

2.Gerald Curtis received shares of restricted Common Stock for services rendered during fiscal 1994. The value above is the product of the closing market price of unrestricted stock on the date of grant and the number of restricted shares issued (2,500) net of consideration paid by Gerald Curtis. There is, however, no market for restricted shares of the Company's Common Stock and the numbers above do not therefore reflect the actual value of the shares received by Dr. Curtis. Dividends declared by the Company on its Common Stock, if any, would also be applicable to those shares.

Director Compensation

         Directors may receive a fixed fee or reimbursement of expenses for attendance at meetings of the directors. Directors are not precluded from serving in any other capacity as an officer, agent, employee, or otherwise, and receiving compensation therefor. No director received any cash compensation for services as a director in the fiscal year ended June 30, 1996.

ITEM 11. SECURITY OWNERSHIP OF BENEFICIAL OWNERS

         The  following  table sets forth  certain  information  concerning  the
Company's  stock  ownership  as of October  14,  1996 with  respect to: (i) each person  who is known to the  Company to be the  beneficial  owner of more than 5 percent of the Company's  common stock;  (ii) all  directors;  (iii) each of the executive officers;  and (iv) directors and executive officers of the Company as a group:
                                     Name and Address                   Amount and Nature of
   Title of Class                  of Beneficial Owner                  Beneficial Ownership       Percent of Class

    Common Stock                    Am-Russ CTV, Inc.                         1,000,000                 20.0%
   $0.01 par value              6701 Baum Drive, Suite 345
                                Knoxville, Tennessee 37919

    Common Stock          Canton Financial Services Corporation                945,663                  18.9%
   $0.01 par value            268 West 400 South, Suite 300
                                Salt Lake City, Utah 84101

    Common Stock        Dr. Gerald Curtis, President and Director              72,998                    1.5%
   $0.01 par value                 1401 East 3900 South
                                Salt Lake City, Utah 84124

    Common Stock            Directors and Officers as a Group                  72,998                    1.5%
   $0.01 par value

Change of Control

         The Company is not aware of any arrangements which may result in a future change of control in the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Proposed Transactions with Turner, Turner & Associates

         During the past year, the Company had been engaged in negotiations with Turner, Turner & Associates, a Washington corporation ("TTA"). The purpose of these negotiations was the transfer from TTA to the Company of certain rights in
U. S. Patents Numbers 5,296,216 and 5,306,509 (the "Patents"). TTA developed the Patents, which relate to an oral lavage, a trademark of certain products, and a protocol known as STOMASTATTM. In furtherance of the proposed transaction, the Company appointed Jack E. Hartgrove and James L. Thompson as directors in June 1995. Hartgrove and Thompson helped introduce the Company to TTA, and were issued shares of Common Stock which were held in escrow in exchange for their services rendered in arranging an agreement between the parties.

         On June 30, 1995, the Company signed a Purchase Agreement with TTA. According to the Purchase Agreement, the Company acquired all rights and interests in the Patents in exchange for $10 Million to be paid in cash and Common Stock. To facilitate the transfer of the Patents, Richard Turner, chairman of TTA, was appointed as the Company's president and one of its directors on January 19, 1996. The Purchase Agreement, however, was subsequently rescinded in February 1996 because many of its conditions had not been met and because both parties determined an alternative structure would be optimal. The Company continued to negotiate with TTA in an attempt to acquire the Patents. On May 5, 1996, the Company ceased all negotiations with TTA because the parties had not made any progress toward reaching a second agreement. All shares issued pursuant to the Purchase Agreement were returned to the Company and canceled.

         Richard Turner is deemed to have had a material interest in the proposed transaction between the Company and TTA because of his positions as president of the Company and Chairman of TTA during the aforementioned negotiations. Jack Hartgrove and James Thompson, who were also officers and directors of the Company during the negotiations with TTA, may also be deemed to have had a material interest in the proposed transaction because they were both entitled to receive shares of the Company's Common Stock once an agreement was reached with TTA. For more information on the proposed transaction with TTA, see "Item 1 - Description of Business."

Transactions with CyberAmerica Corporation

          On August 23, 1994, Thistle Properties, an Illinois corporation and a subsidiary of the Company ("Thistle"), entered into a Real Estate Sales Agreement (the "RES Agreement") with CyberAmerica Corporation (then known as The Canton Industrial Corporation). Pursuant to the RES Agreement, Thistle acquired a manufacturing plant located in Canton, Illinois from CyberAmerica in exchange for $4,000,000 in cash and the Company's Common Stock and the assumption by Thistle of liabilities related to the plant. Thistle and CyberAmerica later amended the RES Agreement by lowering the purchase price to $850,000 based on the determination of the Company's independent auditors that the RES Agreement was not an "arms-length" transaction because the Company was receiving consulting services from Canton Financial Services Corporation ("CFS"), a Nevada Corporation and subsidiary of CyberAmerica.

         On May 4, 1995, Thistle received a Notice of Default from CyberAmerica. Thistle, with the Company's approval, forfeited all payments to CyberAmerica and allowed CyberAmerica to foreclose on the security (100% of Thistle's capital stock) provided by the amended RES Agreement in exchange for a mutual release of all claims. Effective May 12, 1995, the Company and Thistle executed a Mutual Release with CyberAmerica, through which 100% of the capital stock of Thistle was transferred to CyberAmerica.

          The transactions by and between the Company, Thistle, and CyberAmerica may be considered to be interested transactions because CFS, who was acting as a financial consultant to the Company, was a subsidiary of CyberAmerica and therefore had an indirect financial interest in these transactions. Moreover, Richard Surber, a director of the Company when these transactions occurred, was also the president and a director of CyberAmerica. The Company estimates the amount of this interest to be $441,684, the difference between the amended purchase price and CyberAmerica's book value of the plant net of depreciation ($694,099), plus the liabilities Thistle assumed in connection with the purchase ($310,783). For more information about these transactions, see "Item 1 Description of Business."

Transactions with Christopher Wells

         On October 1, 1994, the Company entered into a Consulting Agreement with Christopher Wells. Pursuant to this agreement, the Company retained Wells to introduce the Company to business opportunities and merger or acquisition candidates in Europe. In consideration of these services, the Company granted Wells an option to purchase 90,000 shares of the Company's Common Stock at $0.75 per share which was exercised on or about November 11, 1994. This transaction made Wells a beneficial owner of more than 5% of the Company's Common Stock.

         On October 10, 1994, the Company entered into a Stock Purchase Agreement with Wells to sell 1,500,000 shares of Common Stock pursuant to Regulation S for $1,250,000, or $0.75 a share. The agreement called for the Company to issue the shares in increments of 500,000 and for Wells to execute a recourse promissory note in favor of the Company. Wells subsequently defaulted on the promissory note, and the Company has filed a complaint against Wells for payment on the promissory note. The Company is currently trying to locate Wells to complete service of process. For more information on this matter, see "Item 3
- Legal Proceedings" and the Company's Form 10-KSB for fiscal year ended June 30, 1995.

Transactions with Louis Metzer

         On October 1, 1994, the Company entered into a Consulting Agreement with Louis Metzer, a resident of the Cayman Islands ("Metzer"). Pursuant to this agreement, the Company retained Metzer to introduce the Company to business opportunities and merger or acquisition candidates in Europe. In consideration of these services the Company granted Metzer an option to purchase 90,000 shares of the Company's Common Stock at $0.75 per share which was exercised on or about November 11, 1994. This transaction made Metzer a beneficial owner of more than 5% of the company's Common Stock.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 16 of this Form 10-KSB, which is incorporated herein by this reference.

(b) Reports on Form 8-K. The Company did not make any filings on Form 8-K during the fourth quarter of the fiscal year ending June 30, 1996.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15TH day of October 1996.

         ATC II, INC.


          /s/ Dr. Gerald Curtis
         Dr. Gerald Curtis, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                      Title                            Date

/s/ Dr. Gerald Curtis          President and Director           October 15, 1996
------------------------
Dr. Gerald Curtis

                                INDEX TO EXHIBITS


EXHIBIT      PAGE
 NO.         NUMBER              DESCRIPTION

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

                               MATERIAL CONTRACTS

10(i)(a)       *    Consulting   Agreement   between   the  Company  and  Canton
                    Financial Services, Inc., effective April 29, 1994, filed as exhibit of like number to the Registrant's Form 10-KSB for the period ending June 30, 1994.

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

10(i)(d)       *    Exchange  Agreement  between the Company and National  Media
                    Inventory, Inc. effective June 23, 1994, filed as exhibit of
                    like  number  to  the  Registrant's   Form  10-KSB  for  the
                    periodending June 30, 1994.

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

10(i)(i)       *    Consulting  Agreement  between  the Company and Kerry R. Fox effective September 23, 1994, filed as exhibit of like number to the Registrant's Form 10-KSB for the periodending
                    June 30, 1994.

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

10(i)(I)       *    Letter   dated  April  19,   1993  from  Budget   Rent-a-Car
                    Corporation  to  Reserve-A-Phone  Systems,  Inc.,  filed  as
                    Exhibit 10.76 to Registrant's Form 10-KSB for the period ending June 30,1993, as amended.

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

10(i)(v)       *    Amendment  to  Real  Estate  Sales  Agreement   between  the
                    Company, Thistle properties, Inc., and The Canton Industrial
                    Corporation effective June 20, 1994, filed as exhibit of like number to Registrant's Form 10-KSB for the period ending June 30, 1994.

10(i)(w)       *    Stock Purchase Agreement between the Company and Christopher
                    Wells effective October 10, 1994, filed as exhibit of like number to Registrant's Form 10-KSB for the period ending
                    June 30, 1994.

10(i)(y)       *    Stock  Purchase  Agreement  between  the  Company  and Louis
                    Metzer effective November 1, 1994, filed as exhibit of like number to Registrant's Form 10-KSB for the period ending
                    June 30, 1994.

10(i)(z)       *    Consulting  Agreement  between the Company and Louis  Metzer effective October 1, 1994, filed as exhibit of like number to Registrant's Form 10-KSB for the period ending June 30, 1994.

10(i)(aa)      *    Consulting  Agreement  between  the  Company  and Ari Herson effective October 7, 1994, filed as exhibit of like number to Registrant's Form 10-KSB for the period ending June 30, 1994.

10(i)(bb)      *    Consulting  Agreement  between the  Company and  Christopher
                    Wells effective October 1, 1994, filed as exhibit of like number to Registrant's Form 10-KSB for the period ending
                    June 30, 1994.

10(i)(cc)      *    Compromise,  Release and  Indemnification  Agreement between the Company and  ComCentral  Corp.  effective  December  29,
                    1994, filed as Exhibit 10 to Registrant's Form 10-QSB for the period ending December 31, 1994.

10(i)(dd)      *    Purchase  Agreement  between the Company and Turner,  Turner and Associates effective June 30, 1995, filed as Exhibit 10 to Registrant's Form 8-K Current Report dated September 26,
                    1995.

10(i)(ee)      *    Rescission Agreement between the Company,  Turner,  Turner &
                    Associates,  Robert E. Turner, Richard H. Turner, and Sherry
                    L. Ruxer signed February 21, 1996.

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

16(i)          *    Form  8-K/A   (Amendment  No.  2)  dated  October  25,  1994
                    containing the response from Swalm & Associates to the dismissal as accountants for ATC II, Inc.

21             *    Subsidiaries of the Company, filed as exhibit of like number to the  Registrant's  Form 10-KSB for the period ending June
                    30, 1994.



* Incorporated herein by reference from the Company's Form 10-KSB/A for fiscal year ended June 30, 1995 filed with the Commission on August 30, 1996.