Form 10QSB
period 1996-09-30
ATC II INC /DE/
filed 1996-10-30
CIK 865286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



(Mark One)
   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

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




            268 West 400 South, Suite 300, Salt Lake City, Utah 84101
                    (Address of Principal Executive Offices)


                                 (801) 575-8073
                (Issuer's Telephone Number, Including Area Code)




Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    Yes  XX No



The number of shares outstanding of the issuer's common stock ($0.01 par value), as of October 22, 1996 was 4,996,811.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............3


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.....................................................4

ITEM 5.  OTHER INFORMATION.....................................................4

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................4

         SIGNATURES............................................................5

         INDEX TO EXHIBITS.....................................................6

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS



         Unless otherwise indicated, the term "Company" refers to ATC II, Inc. and its predecessors. Interim financial statements including a balance sheet for the Company as of the fiscal quarter ended September 30, 1996 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto on Pages F-1 through F-4 and incorporated herein by this reference.




                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                          ATC II, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    Unaudited
                                                   September 30,      June 30,
                                                       1996             1996
                                                 ---------------    ------------

ASSETS

    Film distribution rights
    (Net of Amortization of $63,050 at 6/30/96
     and $78,812 at 9/30/96) ...................   $    236,438    $    252,200
                                                   ------------    ------------

TOTAL ASSETS ...................................   $    236,438    $    252,200
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable ...........................   $    214,154    $    213,904
    Accrued expenses ...........................        384,612         379,354
    Notes payable-current ......................        157,500         157,500
                                                   ------------    ------------

Total Current Liabilities ......................        756,266         750,758
                                                   ------------    ------------


Total Liabilities ..............................        756,266         750,758
                                                   ------------    ------------

STOCKHOLDERS' DEFICIT

    Common stock, $.01 par value;
       20,000,000 shares authorized;
       4,978,580 shares issued and outstanding .         49,786          49,786
    Paid-in capital ............................     24,160,854      24,160,854
    Accumulated deficit ........................    (24,730,468)    (24,709,198)
                                                   ------------    ------------

Total Stockholders' Deficit ....................       (519,828)       (498,558)
                                                   ------------    ------------

Total Liabilities and Stockholders' Deficit ....   $    236,438    $    252,200
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                          ATC II, INC. AND SUBSIDIARIES
                    CONSOLIDATED UNAUDITED STATEMENT OF LOSS

                                                  Three Months Ended
                                                    September 30,
                                                     (Unaudited)
                                        ---------------------------------------
                                                1996                  1995
                                        -----------------      ----------------

Sales .................................. $         --      $       --
Cost of sales ..........................           --              --
Net revenue ............................           --              --
Cost of revenue ........................           --              --
                                             ------------      ------------

   Gross Profit (loss) .................           --              --

Operating expenses:
   Selling, general and administrative .            250          31,908
   Amortization ........................         15,762            --
                                            ------------     -------------

Total operating expenses ...............         16,012          31,908
                                            ------------     -------------

Loss from operations ...................        (16,012)        (31,908)
                                            ------------     -------------

Other income (expense):
   Interest income (expense) ...........         (5,258)         (5,257)
                                            -------------    -------------

Total other income (expense) ...........         (5,258)         (5,257)
                                            -------------    -------------

Income (loss) from continuing operations        (21,270)        (37,165)

Loss from discontinued operations ......           --              --
                                            -------------    -------------

Net (loss) before preferred dividends ..        (21,270)        (37,165)
                                            -------------    -------------

Net loss before extraordinary items ....        (21,270)        (37,165)

Extraordinary Items: ...................           --              --
                                            -------------   --------------

Net loss ...............................   $    (21,270)   $    (37,165)
                                          ===============  ===============


Loss per share (Note 1):
   Loss from continuing operations .....  $        0.00    $         0.00
   Loss from discontinued operations ...  $        0.00    $         0.00
   Extraordinary item ..................  $        0.00    $         0.00
                                           ---------------   ------------------

Loss per share ........................   $        0.00    $         0.00
                                          ================   ==================

Weighted average shares outstanding ....  $   4,978,580    $ 11,505,481
                                          ================   ==================

   The accompanying notes are an integral part of these financial statements.

                          ATC II, INC. AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS

                                                          Three Months Ended
                                                              September 30,
                                                             (Unaudited)
                                                          ---------------------
                                                              1996        1995
                                                          ----------------------
Cash flow from operations:
    Loss from continuing operations .....................  $ (21,270) $(37,165)
    Adjustment to reconcile loss to net cash
     provided by (used for) continuing operations:
        Depreciation and amortization ...................    15,762    15,762
    Change in assets and liabilities net of acquisitions:
        Accounts payable and accrued expenses ...........     5,508     5,653
                                                             -------    -------
Cash used for continuing operations .....................         0   (15,750)
                                                             -------    -------

Gain (loss) from discontinued operations: ...............      --        --
    Adjustments to reconcile gain (loss) to net cash
     provided by (used for) discontinued operations:
        Disposal of Thistle and Filmways ................      --        --
        Depreciation ....................................      --        --
                                                             -------    -------

Cash provided by (used for) discontinued operations .....      --        --
                                                             -------    -------
Cash provided by (used for) operating activities ........      --     (15,750)
                                                             -------    -------

Cash flow from investing activities:
    Preferred Dividends .................................    15,750
                                                             -------    -------
        Cash provided by (used for) investing activities       --      15,750
                                                             -------    -------

Cash flow from financing activities:
    Proceeds from stock issuances .......................      --
                                                             -------    -------
        Cash provided by (used for) financing activities       --        --
                                                             -------    -------

Net increase (decrease) in cash .........................      --        --

Cash, beginning of year .................................         0         0
                                                             -------    -------

Cash, end of year .......................................         0         0
                                                             =======    =======

   The accompanying notes are an integral part of these financial statemetns.

                                   ATC II, INC
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.       Basis of Presentation

          The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and, therefore, do not include all information and footnotees required by generally accepted accounting principles and should, therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for the fiscal year ended June 30, 1996. These statements do include all normal recurring adjustments which the Company believes necessary for a fair presentation of the statements. The interim, operations results are not necessarily indicative of the results for the full year ended June 30, 1997.

2.       Additional footnotes included by reference.

          Except as indicated in the footnote above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1996. Therefore, those footnotes are included herein by reference.

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

         The Company does not currently produce any goods or provide any services, and has no employees aside from it current president. The Company's business plan involves merging with or acquiring a suitable business entity that can provide the Company with a basis for successful operations. While the Company is currently in negotiation with potential merger or acquisition candidates, all discussions are currently in the preliminary stages and no definitive agreements have been reached. The Company can provide no assurances that the Company will be able to locate an entity with which to combine or that, if such a combination is achieved, that it will be profitable, worthwhile or sustainable.

         Since the Company no longer has any significant assets, any merger or acquisition that the Company ultimately effects will involve the issuance of the Company's common stock, par value $0.01 ("Common Stock"). Such an issuance of Common Stock could substantially dilute the existing ownership position of the Company's current shareholders. A merger or acquisition will also likely result in the Company's recruitment of additional employees.

         The Company is in the process of attempting to obtain a quotation for its Common Stock pursuant to the provisions of Rule 15c2-11 under the Securities Exchange Act of 1934. The Company hopes that obtaining a quotation will facilitate the Company's efforts to acquire merger or acquisition candidates through the issuance of Common Stock. However, the Company can provide no assurances that it will be able to obtain a quotation of its Common Stock or that, if it is successful in obtaining a quotation, that the Company will successfully effect a merger or acquisition.

         In order to help it find a suitable merger or acquisition partner, the Company has retained the services of Canton Financial Services Corporation, a Nevada corporation which provides professional business consulting services ("CFS"). CFS assists the Company in preparing the documentation necessary to raise capital, finding suitable business opportunities, and handling shareholder and public relations work. CFS was originally retained pursuant to a June 30, 1994 Consulting Agreement which originally had a one year term, but has been renewed on a month-to-month basis since that time. According to that Agreement, CFS receives a $30,000 monthly fee which the Company can pay in cash or restricted common stock. CFS is the wholly-owned subsidiary of CyberAmerica Corporation, a Nevada corporation. For more information on CyberAmerica, see
Part II, "Item 1 - Legal Proceedings."

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

         On June 25, 1996, Walden L. Gibbs submitted a Statement of Claim to the National Association of Securities Dealers Arbitration & Mediation Division (the "Claim"). The Claim alleged that Joseph Roberts & Company, a registered broker-dealer, had unfairly and illegally profited from transactions it advised Gibbs to make with respect to the Company's Common Stock. The Company was also named as a respondent to Claim, as was CyberAmerica Corporation (f/k/a The Canton Industrial Corporation), a Nevada corporation who allegedly sold shares of the Company's Common Stock to Joseph Roberts & Company. Gibbs' Claim does not specify any cause of action against the Company or allege any actions or omission of the Company upon which any cause of action is premised, except that the Company's Common Stock was the object of the transaction. The Claim also fails to specify what relief Gibbs seeks, although the Company assumes that Gibbs seeks the return of $58,000 which Gibbs asserts was spent on the Common Stock.

         Since the Company is not a broker-dealer and has not signed an agreement to arbitrate, the Company is not required to submit to arbitration. The Company is currently considering whether or not it will consent to arbitration and file an answer to Gibbs' Claim. If the Company does not submit the arbitration, it is possible that Gibbs will initiate a civil suit against the Company.

ITEM 5.           OTHER INFORMATION

         On August 20, 1996, the Company appointed Dr. Gerald Curtis as its president and director. Upon the appointment of Dr. Curtis, Jack Hartgrove resigned as the Company's chief financial officer and director and James Thompson resigned as the Company's director.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 6 of this Form 10-QSB, which is herein incorporated by reference.


(b) Reports on Form 8-K. The Company did not filed any reports on Form 8-K during the fiscal quarter ended September 30, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28TH day of October 1996.

         ATC II, INC.


          /s/ Dr. Gerald Curtis
          ---------------------
           Dr. Gerald Curtis

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                         Title                         Date
---------                         -----                         ----
 /s/ Dr. Gerald Curtis            President and Director        October 28, 1996
-----------------------
  Dr. Gerald Curtis

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