Form 10QSB
period 1996-12-30
ATC II INC /DE/
filed 1997-02-13
CIK 865286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
 [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 30, 1996

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


                               Yes XX    No


The number of shares outstanding of the issuer's common stock ($0.001 par value), as of February 7, 1997 was 4,996,811.

                                                                  Total Pages: 7
                                                    Index of Exhibits on Page: 7

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS..................................................3

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............4


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.....................................................4

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K......................................5

         SIGNATURES............................................................6

         INDEX TO EXHIBITS.....................................................7

                                     PART I


ITEM 1.  FINANCIAL STATEMENTS



         Unless otherwise indicated, the term "Company" refers to ATC II, Inc. and its predecessors. Interim financial statements including a balance sheet for the Company as of the fiscal quarter ended December 30, 1996 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto on Pages F-1 through F-4 and incorporated herein by this reference.






                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                              PAGE

Balance Sheets...........................................................F-1

Statements of Operations.................................................F-2

Statements of Cash Flows.................................................F-3

Notes to Financial Statements............................................F-4

                          ATC II, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     Unaudited
                                                    December 31,      June 30,
                                                       1996             1996
                                                    ----------       -----------

ASSETS

    Film distribution rights (Net of Amortization
      of $63,050 at 6/30/96 and $94,575
      at 12/31/96) .............................   $    220,675    $    252,200
                                                   ------------    ------------

TOTAL ASSETS ...................................   $    220,675    $    252,200
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable ...........................   $    214,213    $    213,904
    Accrued expenses ...........................        389,869         379,354
    Notes payable-current ......................        157,500         157,500
                                                   ------------    ------------

Total Current Liabilities ......................        761,582         750,758
                                                   ------------    ------------


Total Liabilities ..............................        761,582         750,758
                                                   ------------    ------------

STOCKHOLDERS' DEFICIT

    Common stock, $.01 par value;
       20,000,000 shares authorized;
       4,978,580 shares issued and outstanding .         49,786          49,786
    Paid-in capital ............................     24,160,854      24,160,854
    Accumulated deficit ........................    (24,751,547)    (24,709,198)
                                                   ------------    ------------

Total Stockholders' Deficit ....................       (540,907)       (498,558)
                                                   ------------    ------------

Total Liabilities and Stockholders' Deficit ....   $    220,675    $    252,200
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                                                    ATC II, INC. AND SUBSIDIARIES
                                              CONSOLIDATED UNAUDITED STATEMENT OF LOSS

                                                                  Three Months Ended                Six Months Ended
                                                                     December 31,                     December 31,
                                                                     (Unaudited)                      (Unaudited)
                                                         --------------------------------      ---------------------------
                                                              1996               1995            1996             1995
                                                         -------------      --------------   -------------     ------------

Sales ................................................    $       --       $        -       $        -        $      --
Cost of sales ........................................            --               --               --               --
                                                          ------------     ------------     ------------     -------------

   Gross Profit (loss) ...............................            --               --               --               --

Operating expenses:
   Selling, general and administrative ...............              59           75,957              309          107,684
   Amortization ......................................          15,762             --             31,525             --
                                                            ------------     ------------     ------------     ----------

Total operating expenses .............................          15,821           75,957           31,834          107,864
                                                            ------------     ------------     ------------     ----------

Loss from operations .................................         (15,821)         (75,957)         (31,834)            --
                                                            ------------     ------------     ------------     ----------

Other income (expense):
   Interest income (expense) .........................          (5,258)          (5,257)         (10,515)         (10,515)
                                                             ------------     ------------     ------------     ----------

Total other income (expense) .........................          (5,258)          (5,257)         (10,515)         (10,515)
                                                             ------------     ------------     ------------     ----------

Income (loss) from continuing operations .............         (21,079)         (81,214)         (42,349)         118,379

Loss from discontinued operations ....................            --               --               --               --
                                                              ------------     ------------     ------------     --------

Net (loss) before preferred dividends ................         (21,079)         (81,214)         (42,349)         118,379
                                                              ------------     ------------     ------------     --------

Net loss before extraordinary items ..................         (21,079)         (81,214)         (42,349)         118,379

Extraordinary Items:
   Cancellation of Series B Preferred Stock ..........            --            927,250             --            927,250
                                                             ------------     ------------     ------------     ---------

Net loss .............................................    $    (21,079)    $    846,036     $    (42,349)    $    808,871
                                                            ============     ============     ============     ==========


Loss per share:
   Loss from continuing operations ...................    $       0.00     $       (0.01)  $       (0.01)    $      (0.01)
   Loss from discontinued operations .................    $       0.00     $        0.00   $        0.00     $       0.00
   Extraordinary item ................................    $       0.00     $        0.08   $        0.00     $       0.08
                                                             ------------     ------------     ------------    -----------

Loss per share .......................................    $       0.00     $        0.07   $       (0.01)    $       0.07
                                                             ============     ============     ============     ==========

Weighted average shares outstanding ..................       4,978,580       11,505,481        4,978,580       11,505,481
                                                             ============     ============     ============     ==========

                             The accompanying notes are an integral part of these financial statements.
                                                                F-2

                          ATC II, INC. AND SUBSIDIARIES
                 CONSOLIDATED UNAUDITED STATEMENT OF CASH FLOWS

                                                              Six Months Ended
                                                                  December 31,
                                                                 (Unaudited)
                                                           --------------------
                                                              1996         1995
                                                           -----------  --------
Cash flow from operations:
    Loss from continuing operations ....................   $ (42,349)  $ 808,871
    Adjustment to reconcile loss to net cash
     provided by (used for) continuing operations:
        Depreciation and amortization ..................      31,525      31,525
        Extraordinary gain-Cancellation
        of Series B Preferred Stock ....................    (927,250)
    Change in assets and liabilities
    net of acquisitions:
        Accounts payable and accrued expenses ..........      10,824      91,104
                                                           ---------   ---------
Cash used for continuing operations ....................        --         4,250
                                                           ---------   ---------

Gain (loss) from discontinued operations: ..............        --           --
    Adjustments to reconcile gain (loss) to net cash
     provided by (used for) discontinued operations:
        Disposal of Thistle and Filmways ...............        --           --
        Depreciation ...................................        --           --
                                                           ---------   ---------

Cash provided by (used for) discontinued operations ....        --           --
                                                           ---------   ---------
Cash provided by (used for) operating activities .......        --         4,250
                                                           ---------   ---------

Cash flow from investing activities:
    Preferred Dividends ................................      15,750
    Settlement Payment .................................     (20,000)
                                                           ---------   ---------
        Cash provided by (used for) investing activities        --       (4,250)
                                                           ---------   ---------

Cash flow from financing activities:
    Proceeds from stock issuances ......................        --
                                                           ---------   ---------
        Cash provided by (used for) financing activities        --           --
                                                           ---------   ---------

Net increase (decrease) in cash ........................        --           --

Cash, beginning of year ................................           0           0
                                                           ---------   ---------

Cash, end of year ......................................           0           0
                                                           =========   =========

   The accompanying notes are an integral part of these financial statements.

                                  ATC II, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995


NOTE 1:  Basis of Presentation

The accompanying consolidated unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and therefore, do not include all information and footnotes required by generally accepted accounting principles and should therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for fiscal year ended June 30, 1996.

In management's opinion, the accompanying consolidated unaudited condensed financial state contain all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. The interim operation results are not necessarily indicative of the results for the fiscal year ending June 30, 1997.

NOTE 2:  Additional footnotes included by reference

Except as indicated in the footnotes above there has been no other material change in the information disclosed in the notes to the financial statements included in the Company Annual Report on Form 10-KSB for the year ended June 30, 1996. Therefore those footnotes are included herein be reference.

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

         The Company does not currently produce any goods or provide any services and has no employees aside from its current president. The Company's business plan involves merging with or acquiring a suitable business entity that can provide the Company with a basis for successful operations. While the
Company is currently in negotiation with potential merger or acquisition candidates, all discussions are currently in the preliminary stages and no definitive agreements have been reached. The Company can provide no assurances that it will be able to locate an entity with which to combine or that, if such a combination is achieved, that it will be profitable, worthwhile or sustainable.

         Since the Company no longer has any significant assets, any merger or acquisition that the Company ultimately effects will involve the issuance of the Company's common stock, par value $0.001 ("Common Stock"). Such an issuance of Common Stock could substantially dilute the existing ownership position of the Company's current shareholders. A merger or acquisition will also likely result in the Company's recruitment of additional employees.

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

         In order to help it find a suitable merger or acquisition partner, the Company has retained the services of Canton Financial Services Corporation, a Nevada corporation which provides professional business consulting services ("CFS"). CFS assists the Company in preparing the documentation necessary to raise capital, finding suitable business opportunities, and handling shareholder and public relations work. CFS was originally retained pursuant to a June 30, 1994 Consulting Agreement which initially had a one year term, but has been renewed on a month-to-month basis since that time. According to that Agreement, CFS receives a $30,000 monthly fee which the Company can pay in cash or restricted common stock. CFS is the wholly-owned subsidiary of CyberAmerica Corporation, a Nevada corporation. For more information on CyberAmerica, see
Part II, "Item 1 - Legal Proceedings."

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS


         The Company was named in a suit filed by Vincent Liotta ("Liotta") in the United States District Court for the Eastern District of New York, Civil Case No. CV-95-1659 on April 25, 1995. The allegations relate to unspecified damages in excess of $50,000 resulting from Mr. Liotta's purchase of the Company's Common Stock. The suit also names affiliates of CyberAmerica, Joseph Roberts & Co., Inc., the broker-dealer from whom Liotta purchased the stock, CFS and other unnamed defendants. The complaint alleges gross negligence, fraud, conspiracy and misrepresentation against all defendants, but does not specifically mention facts upon which its claim against the Company is based. The Company has filed an answer responding to the petition. However, no further developments have occurred.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


 (a) Index to Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 6 of this Form 10-QSB, which is herein incorporated by reference.

 (b) Reports on Form 8-K. The Company did not filed any reports on Form 8-K during the fiscal quarter ended December 30, 1996.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13 TH day of February 1997.

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


Signature                        Title                         Date
---------                        -----                         ----

/s/ Gerald Curtis                President and Director        February 13, 1997
---------------------
  Dr. Gerald Curtis

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