Form 10QSB/A
period 1996-12-30
ATC II INC /DE/
filed 1997-02-19
CIK 865286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1996

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


                                    Yes  XX No



The number of shares outstanding of the issuer's common stock ($0.01 par value), as of February 7, 1997 was 4,996,811.


                                                                 Total Pages:  7
                                                            Index of Exhibits: 7

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

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS



         Unless otherwise indicated, the term "Company" refers to ATC II, Inc. and its predecessors. Interim financial statements including a balance sheet for the Company as of the fiscal quarter ended December 31, 1996 and statements of operations and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year are attached hereto on Pages F-1 through F-4 and incorporated herein by this reference.






                 [THIS SPACE HAS BEEN INTENTIONALLY LEFT BLANK.]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

INDEX TO UNAUDITED CONDENSED FINANCIAL STATEMENTS                          PAGE

Balance Sheets..............................................................F-1

Statements of Operations....................................................F-2

Statements of Cash Flows....................................................F-3

Notes to Financial Statements...............................................F-4

                          ATC II, INC. AND SUBSIDIARIES
                       UNAUDITED CONDENSED BALANCE SHEETS

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

                                                    ATC II, INC. AND SUBSIDIARIES
                                               UNAUDITED CONDENSED STATEMENTS OF LOSS

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
                                                             ============     ============     ============     ==========

                             The accompanying notes are an integral part of these financial statements.
                                                                F-2

                          ATC II, INC. AND SUBSIDIARIES
             UNAUDITED CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

                                                              Six Months Ended
                                                                  December 31,
                                                                 (Unaudited)
                                                           --------------------
                                                              1996         1995
                                                           -----------  --------
Cash flow from operations:
    Loss from continuing operations ....................   $ (42,349)  $ 808,871
    Adjustment to reconcile loss to net cash
     provided by (used for) continuing operations:
        Depreciation and amortization ..................      31,525      31,525
        Extraordinary gain-Cancellation
        of Series B Preferred Stock ....................               (927,250)
    Change in assets and liabilities
    net of acquisitions:
        Accounts payable and accrued expenses ..........      10,824      91,104
                                                           ---------   ---------
Cash used for continuing operations ....................        --         4,250
                                                           ---------   ---------

Gain (loss) from discontinued operations: ..............        --           --
    Adjustments to reconcile gain (loss) to net cash
     provided by (used for) discontinued operations:
        Disposal of Thistle and Filmways ...............        --           --
        Depreciation ...................................        --           --
                                                           ---------   ---------

Cash provided by (used for) discontinued operations ....        --           --
                                                           ---------   ---------
Cash provided by (used for) operating activities .......        --         4,250
                                                           ---------   ---------

Cash flow from investing activities:
    Preferred Dividends ................................        --       15,750
    Settlement Payment .................................        --      (20,000)
                                                           ---------   ---------
        Cash provided by (used for) investing activities        --       (4,250)
                                                           ---------   ---------

Cash flow from financing activities:
    Proceeds from stock issuances ......................        --           --
                                                           ---------   ---------
        Cash provided by (used for) financing activities        --           --
                                                           ---------   ---------

Net increase (decrease) in cash ........................        --           --

Cash, beginning of year ................................           0           0
                                                           ---------   ---------

Cash, end of year ......................................           0           0
                                                           =========   =========

   The accompanying notes are an integral part of these financial statements.

                                  ATC II, INC.
                               UNAUDITED CONDENSED
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


NOTE 1:  Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by management in accordance with the instructions in Form 10-QSB and therefore, do not include all information and footnotes required by generally accepted accounting principles and should therefore, be read in conjunction with the Company's Annual Report to Shareholders on Form 10-KSB for fiscal year ended June 30, 1996.

In management's opinion, the accompanying unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of the results for the interim periods presented. The interim operation results are not necessarily indicative of the results for the fiscal year ending June 30, 1997.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Plan of Operation

     The Company has not had any revenue from operations in either of the last two fiscal years. The following discussion should be read together with the Company's unaudited condensed financial statements and notes thereto included in this Form 10-QSB.

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

     In order to help it find a suitable merger or acquisition partner, the Company has retained the services of Canton Financial Services Corporation, a Nevada corporation which provides professional business consulting services ("CFS"). CFS assists the Company in preparing the documentation necessary to raise capital, finding suitable business opportunities, and handling shareholder and public relations work. CFS was originally retained pursuant to a June 30, 1994 Consulting Agreement which initially had a one year term, but has been renewed on a month-to-month basis since that time. According to that Agreement, CFS received a $30,000 monthly fee which the Company paid in cash or restricted common stock. However, CFS has not received any payments from the Company in the last two years. CFS is the wholly-owned subsidiary of CyberAmerica Corporation, a Nevada corporation. For more information on CyberAmerica, see Part II, "Item 1
- Legal Proceedings."

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

(b) Reports on Form 8-K. The Company did not filed any reports on Form 8-K during the fiscal quarter ended December 31, 1996.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 19 TH day of February 1997.

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


Signature                       Title                           Date
---------                       -----                           ----

/s/ Dr. Gerald Curtis       President and Director          February  19 , 1997
------------------------
  Dr. Gerald Curtis

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